Form 10-Q
period 2020-09-30
Cerberus Telecom Acquisition Corp.
filed 2020-12-07
CIK 1824577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

CERBERUS TELECOM ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39647	98-1556740
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

875 Third Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 891-2100

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one third of one redeemable warrant	CTAC.U	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	CTAC	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	CTAC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 4, 2020, 26,735,238 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CERBERUS TELECOM ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Prepaid expenses	$3,464

Total current assets	3,464
Deferred offering costs associated with initial public offering	293,833

Total Assets	$297,297

Liabilities and Shareholder’s Equity:
Current liabilities:
Accrued expenses	$174,147
Note payable	119,686

Total current liabilities	293,833

Commitments and Contingencies

Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	24,281
Accumulated deficit	(21,536)

Total shareholder’s equity	3,464

Total Liabilities and Shareholder’s Equity	$297,297

(1)

This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 10, 2020, the underwriters partially exercised the over-allotment option to purchase 916,900 Units; thus, 708,275 Class B ordinary shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$21,536

Net loss	$(21,536)

Weighted average shares outstanding, basic and diluted (1)	6,479,225

Basic and diluted net loss per share	$(0.00)

(1)	This number excludes an aggregate of up to 708,275 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional Paid-in	Accumulated	Total Shareholder’s
	Class A		Class B (1)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(21,536)	(21,536)

Balance - September 30, 2020 (unaudited)	—	$—	7,187,500	$719	$24,281	$(21,536)	$3,464

(1)

This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 10, 2020, the underwriters partially exercised the over-allotment option to purchase 916,900 Units; thus, 708,275 Class B ordinary shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(21,536)
Changes in operating assets and liabilities:
Prepaid expenses	21,536

Net cash used in operating activities	—

Net change in cash	—

Cash - beginning of the period	—

Cash - ending of the period	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$174,147
Deferred offering costs included in note payable	$119,686
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Cerberus Telecom Acquisition Corp. (the “Company”) is a blank check company and was incorporated as a Cayman Islands exempted company on September 8, 2020. On September 29, 2020, the Company effected a name change to Cerberus Telecom Acquisition Corp. from Orthrus Acquisition Corp. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the preparation of the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 5). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, at $10.00 per Unit. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million, and incurring additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 800,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million. Subsequently, along with the closing of the Over-Allotment Units, the Company consummated a private placement on November 10, 2020 for an additional 18,338 Private Placement Units (“Over-Allotment Private Placement Units”) to the Sponsor, generating gross proceeds to the Company of $183,380 (“Over-Allotment Private Placement”) (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement, approximately $259.2 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment, the Over-Allotment Private Placement and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units and Over-Allotment Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of its Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each member of its management team have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. Subsequent to the consummation of the Proposed Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Sponsor and each member of our management team have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Proposed Public Offering, without the prior consent of the Company.

The Sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022 (the “Combination Period”) or (b) with respect to any other provision relating rights of holders of Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within 24 months from the closing of this offering. The Company’s Amended and Restated Memorandum and Articles of Association provides that, if the Company winds up for any other reason prior to the consummation of our initial Business Combination, it will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and each member of its management team have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

At September 30, 2020, the Company had no cash and a working capital deficit of approximately $290,000.

The Company’s liquidity needs through September 30, 2020 had been satisfied through payment of $25,000 from the Sponsor to cover certain expenses of the Company in exchange for the issuance of the Founder Shares, (as defined below), and a loan of approximately $120,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to September 30, 2020, the Company’s liquidity needs had been satisfied with additional borrowings under the Note of approximately $8,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the outstanding Note balance of approximately $128,000 on October 26, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). Through the date of this filing, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the period from September 8, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 or any future period.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited balance sheet included in the Form 8-K and the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on October 30, 2020 and October 23, 2020, respectively.

Use of Estimates

The preparation of the unaudited interim condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited interim condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the unaudited condensed balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering and the Over-Allotment in October 2020 and November 2020, respectively.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 708,275 Class B ordinary shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

Note 3 — Initial Public Offering

On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million, and incurring additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On September 10, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 16, 2020, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration. On October 21, 2020, the Sponsor effected a surrender of an additional 1,437,500 Founder Shares to the Company, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares, excluding the Private Placement Shares (as defined below), after the Initial Public Offering. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units, thereby reducing the number of Class B ordinary shares subject to forfeiture to 708,275 ordinary shares.

The Sponsor and management team agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million. If the over-allotment option is exercised, the Sponsor will purchase an additional amount of up to 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants (as defined below) and Class A ordinary shares issuable upon exercise of such warrants) will not be transferable or salable until 30 days after the completion of the initial Business Combination. On November 10, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 18,338 Private Placement Units the Sponsor, generating gross proceeds of $183,380.

Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”), and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant underlying the Private Placement Units is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless. The Private Placement Units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants will be non-redeemable (except as described in Note 6 below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the completion of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $120,000 under the Note. Subsequent to September 30, 2020, the Company borrowed approximately $8,000 under the Note, for a total of $128,000 balance under the Note. On October 26, 2020, the Note was fully repaid.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. To date, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor or an affiliate of its Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Consulting and Advisory Services Agreements

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay Cerberus Operations and Advisory Company, LLC (“COAC”) and Cerberus Technology Solutions, LLC (“CTS”) certain fees and direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that COAC or CTS provide advisory services to the Company prior to the completion of a Business Combination.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of any Private Warrants underlying the Private Placement Units that may be issued upon conversion of working capital loans), if any, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed upon consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period, which occurs, (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such Private Placement Warrants, 30 days after the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 916,900 Units on November 10, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment. In addition, $0.35 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

If the underwriters exercise the over-allotment in full, the underwriters would be entitled to an additional amount of $0.6 million in fees payable upon the closing and an additional deferred underwriting commission of approximately $1.0 million.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited interim condensed financial statements. The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholder’s Equity

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 10, 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor. On October 16, 2020, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration. On October 21, 2020, the Sponsor effected a surrender of an additional 1,437,500 Class B ordinary shares, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All shares and associated per share amounts have been retroactively restated to reflect the share surrenders. As of September 30, 2020, of the 7,187,500 shares outstanding, up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) (See Note 4). On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units, thereby reducing the number of Class B ordinary shares subject to forfeiture to 708,275 ordinary shares.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering (excluding the Private Placement Shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans and the Private Placement Shares. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no preference shares issued or outstanding.

Warrants— Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as described below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Except as set forth below, none of the Private Placement Warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the agreed redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•

if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date unaudited condensed financial statements were issued. Other than as described in in Note 1, 3, 4 and 5, the Company did not identify any other subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Cerberus Telecom Acquisition Corp.,” “our,” “us” or “we” refer to Cerberus Telecom Acquisition Corp.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on September 8, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company. Our registration statement for the Initial Public Offering became effective on October 21, 2020. On October 26, 2020, we consummated an Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, at $10.00 per Unit. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million. We incurred total offering costs of approximately $14.9 million in underwriting fees (inclusive of approximately $9.1 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 800,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million. Subsequently, along with the closing of the Over-Allotment Units, the Company consummated a private placement on November 10, 2020 for an additional 18,338 Private Placement Units (“Over-Allotment Private Placement Units”) to the Sponsor (“Over-Allotment Private Placement”) generating gross proceeds to us of approximately $0.2 million. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”), and one-third of one redeemable warrant (each, a “Private Placement Warrant”).

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placement and the Over-Allotment Private Placement, approximately $259.2 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment, the Over-Allotment Private Placement and certain of the proceeds of the Private Placement were placed in a Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units and Over-Allotment Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At September 30, 2020, we had no cash and a working capital deficit of approximately $290,000.

Our liquidity needs up to September 30, 2020 had been satisfied through the receipt of $25,000 from our Sponsor to cover certain expenses of our behalf in exchange for the issuance of the Founder Shares (defined below), and a loan of approximately $120,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to September 30, 2020, our liquidity needs had been satisfied with additional borrowings under the Note of approximately $8,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the outstanding Note balance of $128,000 in full on October 26, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 8, 2020 (inception) through September 30, 2020, we had net loss of approximately $22,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Registration Rights

The holders of Founder Shares (defined below), Private Placement Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of any Private Warrants underlying the Private Placement Units that may be issued upon conversion of working capital loans), if any, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed upon consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period, which occurs, (i) in the case of the Founder Shares (defined below), in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such Private Placement Warrants, 30 days after the completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 916,900 Units on November 10, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment. In addition, $0.35 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

If the underwriters exercise the over-allotment in full, the underwriters would be entitled to an additional amount of $0.6 million in fees payable upon the closing and an additional deferred underwriting commission of approximately $1.0 million.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering and the Over-Allotment in October 2020 and November 2020, respectively.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 708,275 Class B ordinary shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On September 10, 2020, our Sponsor paid $25,000 to cover certain of our expenses in exchange for issuance of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In October 2020, our Sponsor effected a surrender of 4,312,500 Founder Shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. Our Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of our issued and outstanding shares, excluding the Private Placement Shares (as defined below), after the Initial Public Offering. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units, thereby reducing the number of Class B ordinary shares subject to forfeiture to 708,275 ordinary shares. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 26, 2020, our Sponsor purchased 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million, in a private placement that closed simultaneously with the closing of the Initial Public Offering. On November 10, 2020, our Sponsor purchased 18,388 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $183,380 (“Over-Allotment Private Placement Units”), in a private placement that closed simultaneously with the closing of the sale of the Over-Allotment Units. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 26, 2020, we consummated an Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million. On November 10, 2020, we consummated the sale of 916,900 Over-Allotment Units upon the underwriters partially exercising their over-allotment option, generating gross proceeds of approximately $9.2 million.

In connection with the Initial Public Offering and the sale of Over-Allotment Units, we incurred offering costs of approximately $14.9 million, inclusive of approximately $9.1 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $259.2 million of the net proceeds from our Initial Public Offering, the sale of Over-Allotment Units, Over-Allotment Private Placement Units and certain of the proceeds from the private placement of the Private Placement Units (or $10.00 per Unit sold in the Initial Public Offering) were placed in the Trust Account. The net proceeds of the Initial Public Offering, the sale of Over-Allotment Units and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of December, 2020.

CERBERUS TELECOM ACQUISITION CORPORATION

By:	/s/ Timothy M. Donahue
Name:	Timothy M. Donahue
Title:	Chief Executive Officer (Principal Executive Officer)