Form 10-K
period 2020-12-31
Cerberus Telecom Acquisition Corp.
filed 2021-03-30
CIK 1824577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from September 8, 2020 (inception) through December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

CERBERUS TELECOM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39647	98-1556740
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

875 Third Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 891-2100

Registrant’s telephone number, including area code:

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	CTAC	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CTAC WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	CTAC.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer“, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020 the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 22, 2020 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the NYSE on December 9, 2020. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 31, 2020, as reported on the NYSE, was $272,966,780.

As of March 30, 2021, 26,735,238 Class A ordinary shares, par value $0.0001, and 6,479,225 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the Company, adopted and filed on October 21, 2020.

•	“Advisors” or our “Advisory Board” are to Tamara L. Casey, Shervin Gerami and Peter Foyo;

•	“COAC” are to Cerberus Operations and Advisory Company, LLC and its similarly situated, affiliated entities;

•	“Companies Law” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“CTAC II” are to Cerberus Telecom Acquisition Corp. II, , a Cayman Islands exempted company and blank check company formed for substantially similar purposes as our company;

•	“CTS” are to Cerberus Technology Solutions, LLC and its similarly situated, affiliated entities;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•

“initial shareholders” refers to all of our shareholders immediately prior to the Effective Date of our initial public offering, including all of our officers and directors to the extent they hold such shares;

•	“KORE” are to Maple Holdings, Inc.;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

•

“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•	“private placement warrants” are to the warrants sold as part of the private placement units or as a part of private placement units that are issued upon conversion of working capital loans, if any;

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company; and

•	“we,” “us,” “our,” “company” or “our company” are to Cerberus Telecom Acquisition Corp., a Cayman Islands exempted company.

ii

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association of the Company, adopted and filed on October 21, 2020.

•	“Advisors” or our “Advisory Board” are to Tamara L. Casey, Shervin Gerami and Peter Foyo;

•	“COAC” are to Cerberus Operations and Advisory Company, LLC and its similarly situated, affiliated entities;

•	“Companies Law” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“CTAC II” are to Cerberus Telecom Acquisition Corp. II, , a Cayman Islands exempted company and blank check company formed for substantially similar purposes as our company;

•	“CTS” are to Cerberus Technology Solutions, LLC and its similarly situated, affiliated entities;

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•

“initial shareholders” refers to all of our shareholders immediately prior to the Effective Date of our initial public offering, including all of our officers and directors to the extent they hold such shares;

•	“KORE” are to Maple Holdings, Inc.;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

•

“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•	“private placement warrants” are to the warrants sold as part of the private placement units or as a part of private placement units that are issued upon conversion of working capital loans, if any;

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company; and

•	“we,” “us,” “our,” “company” or “our company” are to Cerberus Telecom Acquisition Corp., a Cayman Islands exempted company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND RISK FACTOR SUMMARY

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination (including our proposed business combination with KORE) and any other statements that are not statements of current or historical facts.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with KORE (including due to a failure of certain closing conditions), or any other initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account being subject to claims of third parties; or

•	our financial performance following our initial public offering.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS

Overview

We are a blank check company recently incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. Our sponsor is an affiliate of Cerberus Capital Management, L.P. (together with its affiliates, “Cerberus”).

Our sponsor was founded by Stephen A. Feinberg, Frank W. Bruno, and certain senior executives of Cerberus. Stephen A. Feinberg founded Cerberus in 1992 and is currently its Co-Chief Executive Officer. Frank W. Bruno is Co-Chief Executive Officer of Cerberus and has worked with Mr. Feinberg for over 22 years. Mr. Bruno also serves as the Chairman of our board of directors. Under their leadership, Cerberus has become a global leader in alternative investing with approximately $53 billion in assets under management as of December 31, 2020 and expertise in private equity, credit and real estate. Over the course of its history, Cerberus has developed a group of senior information and communications technology (“ICT”) executives and investors with a proven track record of leading, investing in and growing large, scaled enterprises.

On September 10, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In October 2020, our sponsor surrendered 4,312,500 of our Class B ordinary shares, which decreased the number of outstanding founder shares from 11,500,000 to 7,187,500 and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 Class B ordinary shares were forfeited resulting in 6,479,225 Class B ordinary shares issued and outstanding.

On October 26, 2020, the company consummated its initial public offering of 25,000,000 units, generating gross proceeds of $250 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 units, generating gross proceeds of approximately $9.2 million, and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 800,000 private placement units at a price of $10.00 per private placement unit, generating total gross proceeds of $8.0 million. On November 10, 2020, simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 18,338 private placement units to our sponsor, generating gross proceeds of $183,380.

On March 12, 2021, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the company, King Pubco, Inc. (“Pubco”), a Delaware corporation and wholly owned subsidiary of the sponsor, an affiliate of the company, King Corp Merger Sub, Inc. (“Corp Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of the sponsor, King LLC Merger Sub, LLC (“LLC Merger Sub”), a Delaware limited liability company and direct, wholly owned subsidiary of Pubco, and Maple Holdings Inc. (“KORE”), a Delaware corporation.

Pursuant to the Merger Agreement, the parties thereto plan to enter into a business combination transaction (the “Proposed Transaction”) pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), the company will merge with and into LLC Merger Sub, a subsidiary of Pubco (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger (as defined below), Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE (the “First Merger”), with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.

As a result of the First Merger, among other things, all shares of common stock, preferred stock, warrants and options of KORE, in each case, outstanding immediately prior to the effective time of the First Merger, will be cancelled in exchange for the right to receive a portion of the “Closing Cash Consideration” and/or the “Closing Share Consideration”. The “Closing Cash Consideration” will be comprised of (i) the aggregate amount of cash payable in respect of KORE’s Series A, A-1 and Series B preferred stock pursuant to the governing documents of KORE (which amount will be determined as of the Closing Date and will not exceed $268,345,812, assuming the Closing occurs prior to the termination date of the Merger Agreement), (ii) $4,075,000 payable to certain holders of KORE’s stock options and (iii) $1,050,000 payable to certain employees of KORE pursuant to the KORE Wireless Long-Term Cash Incentive Plan. The “Closing Share Consideration” will be comprised of $346,000,000 in shares of common stock of Pubco, at $10.00 per share, par value $0.0001 per share, with 432,500 of such shares of common stock being payable to certain holders of KORE’s stock options, and the balance being payable to holders of KORE’s common stock, Series C preferred stock and warrants.

Consummation of the transactions contemplated by the Merger Agreement are subject to satisfaction or waiver of customary conditions of the respective parties, including receipt of required regulatory approvals, receipt of approval from shareholders of each of the company and KORE for consummation of the Proposed Transaction and certain other actions related thereto by our shareholders.

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the comapny and KORE, (ii) by either the company or KORE (a) if the Transactions are not consummated on or before September 12, 2021, (b) if a governmental entity shall have issued an order or taken any other action that is final and nonappealable and permanently enjoins or prohibits the Pubco Merger or the Mergers, (c) in the event of certain uncured breaches by the other party, (iii) by the company or KORE if, at the special meeting for the company’s shareholders, the Transactions and related matters fail to be approved by requisite holders of the company’s outstanding shares, (iv) by the company, if KORE does not deliver certain stockholder approvals required under the Merger Agreement within 48 hours after the company registration statement on Form S-4 relating to the business combination is declared effective by the U.S. Securities and Exchange Commission, or (v) by the company, if KORE’s PCAOB-compliant audited financial statements for 2019 and 2020 (x) have not been delivered to the company within 15 business days following the date of the Merger Agreement, (y) are not accompanied by an unqualified opinion from KORE’s auditor and/or (z) with respect to KORE and its subsidiaries taken as a whole, differ in any material and adverse respect from the unaudited 2019 and 2020 financial statements previously delivered to the company.

In connection with the proposed business combination with KORE, the company has entered and plans to enter into certain related agreements, including the below.

Investor Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor, certain stockholders of KORE and the other parties thereto will enter into an Investor Rights Agreement, (the “Investor Rights Agreement”) setting forth the parties’ rights and obligations with respect to the designation, removal and replacement of directors of Pubco and the registration for resale of certain shares of Pubco Common Stock and other equity securities of Pubco that are held by the parties thereto from time to time.

Subscription Agreements

On March 12, 2021, concurrently with the execution of the Merger Agreement, the company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,500,000 shares of Pubco Common Stock for an aggregate purchase price equal to $225,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, the company is required to, as soon as practicable but no later than 15 calendar days following the Closing, submit to or file with the SEC a registration statement registering the resale of such shares. Additionally, the company is required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof. Upon the reasonable request of a PIPE Investor, the company must use commercially reasonable efforts to keep the registration statement continuously effective with respect to such PIPE Investor until the earliest of: (a) the date such PIPE Investor no longer holds any registrable shares, (b) the date all registrable shares held by such PIPE Investor may be sold without restriction under Rule 144 and (c) two years from the date of effectiveness of the registration statement.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) three business days after the termination of the Merger Agreement in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, or (iii) the failure to close by December 12, 2021.

Transaction Support Agreement

In connection with the execution of the Merger Agreement, the company entered into a transaction support agreement (the “Transaction Support Agreement”) with the Sponsor and KORE. Pursuant to the Transaction Support Agreement, the Sponsor agreed, among other things, (i) to vote all equity securities of the company in favor of the Transactions, (ii) not to transfer or sell any of such equity securities, (iii) not to solicit or engage in discussions with respect to an alternative business combination transaction, and (iv) to waive anti-dilution protections with respect to its Class B Ordinary Shares of the company. The Transaction Support Agreement will terminate in its entirety, and be of no further force or effect, upon a valid termination of the Merger Agreement.

KORE Holders Support Agreement

In connection with the execution of the Merger Agreement, the company entered into a support agreement (the “KORE Holders Support Agreement”) with KORE and certain stockholders of KORE (the “Requisite KORE Stockholders”). Pursuant to KORE Holders Support Agreement, the Requisite KORE Stockholders agreed to, among other things, vote to adopt and approve, as soon as reasonably practicable (and in any event within forty-eight (48) hours) after the registration statement is declared effective and delivered or otherwise made available to stockholders, the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of KORE Holders Support Agreement. KORE Stockholders also agreed, among other things, to refrain from (i) transferring their covered shares prior to the termination of the KORE Holders Support Agreement and (ii) joining any class actions with respect to any claim against the company. In addition, certain stockholders agreed to exercise their drag-along rights in connection with the Transactions, subject to the terms and conditions of KORE Holders Support Agreement. The KORE Holders Support Agreement will terminate in its entirety, and be of no further force or effect, upon the valid termination of the Merger Agreement.

The foregoing descriptions of the Merger Agreement, Investor Rights Agreement, Subscription Agreements, Transaction Support Agreement and KORE Holders Support Agreement and the transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements (as may, from time-to-time, be amended or supplemented in accordance with their terms), copies of which are filed as exhibits to this annual report on Form 10-K. The aforementioned agreements and the foregoing descriptions thereof have been included to provide investors and stockholders with information regarding the terms of such agreements, do not purport to be complete, and are qualified in their entirety by the full text of the respective agreements (either in final (for documents executed as of the date hereof) or substantially final (for documents which are unexecuted as of the date hereof) form. They are not intended to provide any other factual information about the parties to the respective agreements. The respective representations, warranties and covenants contained in such agreements were made only as of specified dates for the purposes of each such agreement, were solely for the benefit of the parties to each such agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the respective representations, warranties and covenants contained in each such agreement and discussed in the respective foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC, and, with respect to the Merger Agreement, are also qualified in important part by a confidential disclosure schedule delivered by KORE to the company in connection with the Merger Agreement. Investors and stockholders are not third-party beneficiaries under the Merger Agreement or other foregoing agreements except as expressly contemplated therein. Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement and each such other agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Other than as specifically discussed, this report does not assume the closing of the Proposed Transaction contemplated by the Merger Agreement.

Our Founders

Timothy M. Donahue serves as our Chief Executive Officer and a member of our board of directors. Mr. Donahue has been a senior advisor to Cerberus’ operations group since 2009 and brings vast experience, deep relationships and strategic vision to investing in ICT. Mr. Donahue is the former Chairman of Sprint Nextel where he grew the company’s market capitalization from approximately $16 billion to approximately $40 billion during the period from July 1999 to July 2005.

In addition to Mr. Bruno and Mr. Donahue, our board of directors includes industry veterans Dr. Shaygan Kheradpir (former Chief Executive Officer of Juniper Networks and Coriant), who serves as our Chief Technology Officer and Dr. Hossein Moiin (former Chief Technology Officer of Nokia), Timothy Kasbe Robert C. Davenport (Head of Global Corporate Credit and Distressed Debt at Cerberus). Our Advisory Board plays an instrumental role in sourcing and assessing technology of potential business combination targets and is comprised of Dr. Kheradpir, Dr. Moiin, Tamara L. Casey (former Vice President of Technology at Nextel), Shervin Gerami (Chief Executive Officer of TeleWorld) and Peter Foyo (former Chief Executive Officer of Nextel Mexico).

Jeffrey L. Lomasky (Chief Financial Officer of Cerberus for more than 26 years) serves as our Chief Financial Officer. Nicholas P. Robinson and Michael K. Palmer, who help manage ICT investments for Cerberus, serve as Co-Chief Investment Officers.

In addition to benefiting from the resources of our management, our board of directors, our Advisory Board, and the broader Cerberus organization, our sponsor leverage Cerberus’ proprietary operational platforms, including Cerberus Technology Solutions, LLC (together with other similarly situated, affiliated entities, “CTS”) and Cerberus Operations and Advisory Company, LLC (together with other similarly situated, affiliated entities, “COAC”), which supports our disciplined investment process and subsequent business management and strategic value creation initiatives following a business combination.

The company is targeting ICT companies that benefit from the transformational, long-term impacts of capital deployment in the 5G stack. Such companies may include network operators (mobile operators, fiber operators, datacenters and tower companies), equipment vendors, device makers, semiconductor providers, IT and cloud services, network optimization, ICT software and applications companies. Opportunities are being sourced from our management and Advisors and their extensive network of executives, investors, and advisors and the broader Cerberus organization. The company is targeting assets with growing market presence, which would benefit from our investment and influence. The company is seeking to utilize its experienced team to address strategic opportunities, capital needs, and regulatory considerations.

Industry Opportunity

While we may acquire a business in any industry, our focus is on ICT in the United States and other developed countries. We believe ICT is attractive for a number of reasons.

•

5G Technology and Compelling Long-term Growth Prospects. As the World Economic Forum has stated, we believe 5G will change the world even more profoundly than 3G or 4G and be as revolutionary as electricity or the automobile. 5G promises to allow networks to harness data and machine learning for the purpose of more efficient control of physical processes that span every aspect of the economy. The technology allows for faster download speeds, lower latency, higher device density, higher reliability, and more network capabilities. Put simply, consumers will have access to better quality wireless communications, more data, and new services. Businesses will benefit from the same, as well as from machine-to-machine (so-called internet of things) capabilities that allow for real-time process optimization, critical information management, as well as certain machine learning / artificial intelligence applications. We believe that the 5G capital cycle will be longer than 4G or 3G and that it enables strong secular tailwinds.

•

Large Target Market Active in M&A. The sector has substantial actionable targets of meaningful scale that fit our acquisition criteria. According to S&P Global Market Intelligence, over the past 5 years, the sector has benefited from robust global M&A deal flow with over 259 transactions completed between $1 billion and $10 billion, with a cumulative deal volume of over $670 billion. Additionally, private equity activity has ballooned, with ICT representing more than 27% of all private equity TMT M&A activity. In particular, alternative investment firms have raised telecom infrastructure funds, $98 billion of capital raised and $54 billion capital deployed across 52 funds since 2015. We expect such funds may seek to maximize investment performance through a business combination with us, as an alternative to an IPO.

•

Attractive Competitive Dynamics. Our management team believes that the complexity of the ICT industry acts as a barrier to entry, requiring investors to have significant sector-specific knowledge and expertise to identify and appropriately analyze investment opportunities. Technical knowledge, an understanding of the regulatory landscape, complex valuation methodologies, specialized accounting treatments, and regulatory and political considerations may deter competition from generalist firms. As of this proposed offering, we believe few, if any, blank check companies exist with such a team able to focus squarely on this industry.

•

Consolidation Opportunities. Across multiple sectors within ICT, key players have looked to consolidate and scale to compete and deploy capital in the next generation of wireless and broadband technology. We believe that today’s environment makes for sourcing a differentiated opportunity and consummating a business combination.

Business Strategy and Acquisition Criteria

Upon completion of our initial public offering, we started communicating with our management’s network of relationships to identify a target that complements the experience of our management and board of directors and can benefit from their operational, technological and investment expertise and have begun the process of pursuing and reviewing potential opportunities.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

We are focusing our search for a business combination target on information and communications technology (ICT) and, in particular, ICT companies that benefit from the transformational, long-term impacts of capital deployment in the 5G stack. Such companies may include network operators (mobile operators, fiber operators, datacenters and tower companies), equipment vendors, device makers, semiconductor providers, IT and cloud services, network optimization, and ICT software and applications companies.

We intend to acquire one or more businesses that we believe:

•	are growth-oriented, market-leading companies;

•	have a durable and/or defensible market position, with demonstrated competitive advantages to maintain barriers to entry;

•	have recurring, predictable revenues and the history of, or the near-term potential to, generate stable and sustainable free cash flow;

•

have strong management teams with a track record of driving growth and profitability, and would benefit from our management’s network and expertise, capital structure optimization, acquisition advice or operational and technological changes to drive improved financial performance;

•	are fundamentally sound companies that may currently be underperforming their potential;

•

exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe may have been misevaluated by the marketplace based on our analysis and due diligence review;

•

will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and

•	can benefit from being publicly traded, are prepared to be a publicly traded company and can utilize access to broader capital markets.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination, including with KORE, may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Competitive Advantages

We believe that there is growing capital needs among ICT companies based on rapid growth in the digital economy, specifically linked to 5G technology and innovation. We are targeting an asset with growing market presence, which would benefit from our investment and influence. We utilize our ICT operating and investment teams, as well as Cerberus’ experience and resources, to address operational challenges, capital needs, and regulatory considerations to generate value post-closing.

•

Experienced Alternative Asset Manager Through Multiple Economic Cycles. Since 1992, Cerberus has been a leader in global investing across the capital structure and multiple asset classes, including private equity, credit, and real estate. Since inception, Cerberus has invested approximately $125 billion of capital and today it has approximately $48 billion in assets under management across 22 offices globally. Since inception, Cerberus has successfully invested over $5 billion in ICT.

•

Skilled Operating Professionals with Relevant ICT Experience. Cerberus, through its affiliate, COAC, employs and or retains a large team of operating professionals and consultants, which together, form one of the largest dedicated, full-time operations teams in the industry. Cerberus also has an established advisory network of professional technology and telecom experts, who have led or held directorships in telecommunications companies globally (e.g., Nextel, Verizon, Nokia, and MTN). COAC and our advisors drive deal diligence and development, assist in sourcing, as well as provide significant expertise in operational planning and board oversight.

•

Best in Class ICT Team with Deep Knowledge of 5G Tech Stack. Members of our team have held various leadership positions at companies that pioneered, designed, built, and operated 1G, 2G, 3G, and 4G LTE systems worldwide. Several have analyzed and led construction of technology for the Department of Defense and U.S. Intelligence Community, including the Central Intelligence Agency. Many still advise leading companies and the U.S. government on all aspects of 5G technology, working with leading research and development labs to understand next generation capabilities.

•

Manager and Employees with Critical Insight and Alignment with U.S. Policy. Our team is deeply knowledgeable of U.S. policy objectives. Cerberus has a history of operating regulated businesses in the US, Europe and emerging markets. We maintain current and former members of various government bodies and advisor boards who provide expert testimony and guidance on regulatory matters. Former U.S. Vice President Dan Quayle has been with Cerberus since 1999 and currently serves as Chairman of Cerberus Global Investments, LLC. Former U.S. Secretary of the Treasury John Snow has been with Cerberus since 2006 and currently serves as Chairman of Cerberus. Through Vice President Quayle, Secretary Snow and other key Cerberus leaders, we have regular and ongoing discussions with key leaders across governments, vendors, integrators, and operators.

Our Acquisition Process

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational, transaction, and capital planning experience along with resources from our affiliates, CTS and COAC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or Advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers, directors or Advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our officers, directors and Advisors, directly or indirectly, own founder shares and private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers, directors and Advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Cerberus Technology Solutions, LLC

CTS, is a proprietary technology-focused operational affiliate of Cerberus founded and led by Stephen A. Feinberg, Matthew Zames and Leonard Laufer, which today consists of 35 experienced business and technology executives who focus on deploying and implementing technology solutions to enhance processes and modernize business models across the Cerberus Funds and Accounts (as defined below), their respective investments and portfolio companies. CTS’ primary mandate is to apply leading technology solutions that can drive productivity and efficiency, realize new sources of revenue and value creation, and accelerate technological transformation and differentiation. CTS also helps to source, diligence, and operate new investments in technology and analytics companies. The core CTS team augments the Cerberus Funds and Accounts throughout the investment and ownership process to drive higher returns and increased efficiency. In a world that increasingly requires technological innovation and a faster pace of change, CTS allows Cerberus to proactively enhance the competitiveness of its portfolio companies and defensively fortify inherently sound businesses that suffered from lack of focus on technology.

The CTS team participates in identifying and performing diligence on investment opportunities where technological innovation can play a key role in driving value creation, a target universe that Cerberus believes is expanding at an accelerating pace. CTS seeks to add value through a number of ways:

•	optimizing data collection and performing advanced analytics;

•	facilitating intelligence-driven decision-making;

•	identifying and staffing key talent to build or transform technology departments;

•	implementing organizational design and developing technology solutions;

•	rationalizing technology infrastructure and enabling use of Cloud Refactoring and modernizing legacy application; and

•	enhancing digital, mobile and e-commerce engagement.

CTS has established operating units with both advisory and execution expertise within the following domains:

•	Infrastructure Modernization

•	Data Unification and Management

•	Application Rationalization and Migration

•	Cybersecurity Assessment and Remediation Plan

•	Advanced Analytics

•	Digital and eCommerce

•	Emerging Technology

•	Payments

CTS is entitled to fees and/or reimbursement of certain direct and allocable costs, including allocable compensation costs, to the extent that members of CTS provide services to our company before or after our initial business combination.

Cerberus Operations and Advisory Company, LLC

COAC employs and/or retains a large team of operating professionals and consultants who drive deal diligence and development, assist in sourcing, as well as provide significant expertise in operational planning and board oversight. Periodically, members of COAC also take temporary or indefinite positions on the management teams of Cerberus portfolio companies, particularly in cases, such as corporate divestitures, where the management team is not fully complete upon consummation of an acquisition. We believe that few, if any, other alternative investment managers maintain a staff of operating and execution resources of comparable size and differentiated and extensive experience. The business executives comprising COAC can be grouped into three general categories:

•	former chief executive officers, chief operating officers, chief financial officers, or other senior leaders of large companies or of large business units of companies;

•

functional experts with significant operating experience managing specific business functions, such as strategy, commercial effectiveness (including new product development, branding, pricing, sales, marketing and communications), technology, human resources, supply chain, treasury, financial planning and analysis, risk management, or legal (including regulatory affairs and environmental, social and governance); and

•

individuals with middle management, project management, or operational enhancement and turnaround experience, many of them trained in disciplines such as “Six Sigma” and other quality or efficiency/ productivity techniques.

In addition to these executives, COAC maintains a Competitiveness Council consisting of well-regarded senior business executives who provide advice across a wide array of industries.

COAC team members collectively have operating expertise in a wide range of industries on a global basis, including, but not limited to, business services, telecommunications, media, financial services and technology. In exchange for reasonable arms’ length consideration agreed between the company and COAC from time to time, COAC assists our management and other members of our board of directors with identifying suitable acquisition candidates, conducting due diligence and operational planning, negotiating and executing our initial business combination and, thereafter, helping to plan and execute value enhancing operational plans and initiatives. COAC is entitled to fees and/or reimbursement of certain direct and allocable costs, including allocable compensation costs, to the extent that members of COAC provide services to our company before or after our initial business combination.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

Cerberus manages multiple investment vehicles, and Cerberus will raise additional funds and/or successor funds in the future (collectively the “Cerberus Funds and Accounts”), which may be during the period in which we are seeking our initial business combination. Although we intend, to seek a business combination with a company that would not be an appropriate opportunity for the Cerberus Funds and Accounts, the Cerberus Funds and Accounts (and/or the portfolio companies of any of the foregoing) may compete with us for acquisition opportunities. However, we do not expect that this would adversely affect our ability to consummate our initial business combination because our investment mandate is different from the current investment mandate of the Cerberus Funds and Accounts. Accordingly, the potential targets for a business combination are not expected to be appropriate investments for the Cerberus Funds and Accounts, including, without limitation, because: (i) the expected risk-adjusted returns acceptable to us with respect to any potential business combination may not meet the investment parameters of the Cerberus Funds and Accounts; (ii) of differences then existing between Cerberus’ general private equity and other strategies and our business strategy; and (iii) the fact that the post-

business combination entity will be a public company, which may not be an appropriate investment for one or more of the Cerberus Funds and Accounts, which are expected to generally target companies that are more suitable for an operational private equity investment program.

In addition, certain of our officers, directors and Advisors presently have, and any of them in the future will have additional, fiduciary and contractual duties to other entities, including without limitation, the Cerberus Funds and Accounts and certain companies in which Cerberus or such entities have invested. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts, including KORE. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. However, we do not expect these duties to materially affect our ability to complete our initial business combination. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr.Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent or hinder us from finding a suitable target in the ICT industry at the same time as CTAC II.

In addition, Cerberus and our officers, directors, Advisors and COAC and CTS, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, Cerberus and certain of our officers, directors and Advisors have and will have in the future time and attention requirements for current and future Cerberus Funds and Accounts as well as CTAC II. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, CTAC II, the Cerberus Funds and Accounts, Cerberus and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties under Cayman Islands law and there can be no assurance that such conflict of interest will be resolved in our favor.

Our sponsor, officers, directors and Advisors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, including KORE. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

As of December 31, 2020, we had approximately $259,173,293 held in the trust account, excluding payment of $9,070,915 of deferred underwriting fees payable upon consummation of our initial business combination. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated sources, including COAC or CTS, and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors and Advisors, as well as their affiliates, and COAC or CTS and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of unaffiliated professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, COAC and CTS, which are affiliates of our sponsor and certain of our officers, directors, and Advisors, will be entitled to fees and/or certain direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that members of COAC or CTS or our Advisors provide services to us before our initial business combination. We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. However, COAC and CTS, which are affiliates of our sponsor and certain of our officers and directors, and our Advisors, will be entitled to certain direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that members of COAC or CTS or our Advisors provide services to us before our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•

We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering and excluding the private placement shares underlying the private placement units);

•

Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, Advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, Advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, Advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, Advisors and/or their affiliates may identify the shareholders with whom our sponsor, officers, directors, Advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, Advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, Advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors, Advisors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,718,838 or 18.8% (assuming all issued and outstanding shares are voted), of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2 million held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representatives of the underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representatives of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $2 million following our initial public offering and the sale of the private placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 875 Third Avenue, New York, New York 10022. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have six executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the date of this Report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares (excluding the private placement shares underlying the private placement units) immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,718,838 or 18.8% (assuming all issued and outstanding shares are voted), of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we are unable to consummate an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into or complete a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

We may not be able to enter into and consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, Advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, Advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, Advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We have encountered and continue to expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2020, we had approximately $2.0 million in cash held outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

We may seek acquisition opportunities in industries or sectors outside of ICT, which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of ICT if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in ICT after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of ICT, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this

Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares currently issued and outstanding (excluding the private placement shares underlying the private placement units), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement units issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, Advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement units or any provision of the warrant agreement with respect to the private placement units, 65% of the number of the then outstanding private placement units. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any of our Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement units and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to fund our Regulatory Withdrawals and/or to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to fund our Regulatory Withdrawals and/or to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may face risks related to business in the ICT industry.

Business combinations with businesses in the ICT industry entail special considerations and risks. If we are successful in completing a business combination with such a target, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•

if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products or services, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•

we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	we will face complex and evolving government regulations;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•

competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•

disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events; and

•	our target company may have a significant need to raise capital to fund operations, serve customers and compete efficiently, and that capital may not be available on acceptable terms.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective targets are not limited to the ICT industry. Accordingly, if we acquire a target in another industry, these risks will be subject to risks attendant with the specific industry in which we operate or target which we acquire, which may or may not be different than those risks listed above.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy is to identify, acquire and build a company in the industrial and consumer sectors, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 473,264,762 and 43,520,745 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

42

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of units provided us with up to $252,449,008 that we may use to complete our initial business combination (after taking into account the $9,070,915 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operation.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statements disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in ICT in the United States and other developed countries, we may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,638,966 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement 818,338 private placement units. The private placement units have underlying warrants to purchase an aggregate of 272,779 Class A ordinary shares at $11.50 per share. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up 150,000 units of the post-business combination entity, at a price of $10.00 per unit. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a

Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on the NYSE. Although after giving effect to our initial public offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $4.0 million. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to agreement registration and shareholder rights agreement, our sponsor, and its permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement units and the Class A ordinary shares issuable upon exercise of the private placement units, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement units and the Class A ordinary shares issuable upon exercise of such private placement units. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor or its permitted transferees are registered.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement units to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement units or any provision of the warrant agreement with respect to the private placement units, 65% of the number of the then outstanding private placement units. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement units will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Risks Relating to our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers, directors and Advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers, directors and Advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers, directors and Advisors is engaged or may become engaged in other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers, directors and Advisors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors and Advisors also serve as and may in the future serve as officers and board members for other entities. If our executive officers’, directors’ and Advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers, directors and Advisors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and our sponsor and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers, directors and Advisors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including, without limitation, CTAC II, the Cerberus Funds and Accounts and certain companies in which Cerberus or such entities have invested, pursuant to which such officer, director or advisor is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts or CTAC II), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If CTAC II, the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity (including any business combination opportunity) offered to any director, officer or advisor unless such opportunity is expressly offered to such person solely in his or her capacity as a director, officer or advisor of the company and it is an opportunity that we determine in our discretion is appropriate for us and which we are able to complete on a reasonable basis.

Our executive officers, directors, Advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, Advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or Advisors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers, directors and Advisors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or Advisors. Our directors also serve as officers and board members for other entities. Our sponsor, officers, directors and Advisors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr.Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent us from finding a suitable target in the ICT industry at the same time as CTAC II. Our sponsor, officers, directors and Advisors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or Advisors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 10, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In October 2020, our sponsor surrendered 4,312,500 our Class B ordinary shares, which decreased the number of outstanding founder shares from 11,500,000 to 7,187,500 and on December 7, 2020, as a result of the over-allotment option expiring unexercised, 708,275 Class B ordinary shares were forfeited resulting in 6,479,225 Class B ordinary shares issued and outstanding. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 818,338 private placement units, at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of our initial public offering for an aggregate purchase price of $8,183,380. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement units (and underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

General Risk Factors

Past performance by Cerberus, our management team or their affiliates or our Advisors is not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Cerberus, our management team or our Advisors, is presented for informational purposes only. Any past experience and performance of our management team or our Advisors is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of Cerberus, our management team or our Advisors as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares will have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public shareholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our current certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public shareholders.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive offices at 875 Third Avenue, New York, New York 10022. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “CTAC,” “CTAC.U” and “CTAC WS,” respectively. Our units commenced public trading on October 22, 2020. Our Class A ordinary shares and warrants began separate trading on December 11, 2020.

(b) Holders

On December 31, 2020, there was one holder of record of our units, two holders of record of our Class A ordinary shares and one holder of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On September 10, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In October 2020, our sponsor surrendered 4,312,500 of our Class B ordinary shares, which decreased the number of outstanding founder shares from 11,500,000 to 7,187,500 and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 Class B ordinary shares were forfeited resulting in 6,479,225 Class B ordinary shares issued and outstanding.

On October 26, 2020, we consummated its initial public offering of 25,000,000 units, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 units, generating gross proceeds of approximately $9.2 million, and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 800,000 private placement units at a price of $10.00 per private placement unit, generating total gross proceeds of $8.0 million. On November 10, 2020, simultaneously with the sale of the over-allotment units, the company consummated a private sale of an additional 18,338 private placement units to our sponsor, generating gross proceeds of $183,380.

Upon the closing of the initial public offering, the over-allotment, and the private placement, $259,169,000 ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in a trust account established for the benefit of the company’s public shareholders.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of approximately $14.9 million (including underwriting commissions of approximately $5.2 million and deferred underwriting commissions of approximately $9.1 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $259,169,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement units (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement units are held in the trust account and invested as described elsewhere in this Report. There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement units as is described in our final prospectus related to the initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company. Our registration statement for the initial public offering became effective on October 21, 2020. On October 26, 2020, we consummated the initial public offering of 25,000,000 units, at $10.00 per Unit, generating gross proceeds of $250.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 3,750,000 additional units to cover over-allotments, at $10.00 per unit. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 units, generating gross proceeds of approximately $9.2 million. We incurred total offering costs of approximately $14.9 million in underwriting fees (inclusive of approximately $9.1 million in deferred underwriting fees).

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 800,000 units at a price of $10.00 per private placement unit, generating total gross proceeds of $8.0 million. Subsequently, along with the closing of the over-allotment units, the company consummated a private placement on November 10, 2020 for an additional 18,338 private placement units to the sponsor generating gross proceeds to us of approximately $0.2 million. Each private placement unit consists of one Class A ordinary share, and one-third of one redeemable warrant.

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

If we have not completed a business combination within 24 months from the closing of the initial public offering, or October 26, 2022, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay for our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On March 12, 2021, the company entered into the Merger Agreement by and among the company, Pubco, Corp Merger Sub, LLC Merger Sub, and KORE.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), the company will merge with and into LLC Merger Sub, a subsidiary of Pubco, with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger, Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco, as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE, with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub, with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,500,000 shares of Pubco Common Stock for an aggregate purchase price equal to $225,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

Liquidity and Capital Resources

As of December 31, 2020, we had $1.9 million in cash and working capital of approximately $1.7 million.

Prior to the completion of the initial public offering, our liquidity needs had been satisfied through the payment of $25,000 from our sponsor to cover certain expenses of our behalf in exchange for the issuance of the founder shares, and a loan of approximately $128,000 pursuant to a note agreement issued to our sponsor. We repaid the outstanding note balance of $128,000 in full on October 26, 2020. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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

Results of Operations

Our entire activity from inception up to December 31, 2020 was in preparation for our formation and the preparation of our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of approximately $669,000, which consisted of general and administrative expenses of approximately $673,000, of which approximately $158,000 was general and administrative expenses with related party, partly offset by approximately $4,000 of net gain from investments held in the trust account.

Contractual Obligations

Registration Rights

The holders of founder shares, private placement shares, private placement units, Class A ordinary shares underlying the private placement units and units that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of any private warrants underlying the private placement units that may be issued upon conversion of working capital loans), if any, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed upon consummation of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period, which occurs, (i) in the case of the founder shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying such private placement units, 30 days after the completion of the business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the initial public offering to purchase up to 3,750,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 916,900 units on November 10, 2020 and the remaining amount expired unexercised.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding shares subject to forfeiture. We have not considered the effect of the units sold in the initial public offering and the private placement to purchase an aggregate of 8,911,745 of the company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the trust account, net of amounts available to be withdrawn from the trust account to pay the company’s income taxes, for the period presented, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any significant market or interest rate risk. On October 26, 2020, and November 10, 2020, the net proceeds of the initial public offering and over-allotment, respectively, included in the trust account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-19 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Frank W. Bruno	55	Chairman
Timothy M. Donahue	72	Chief Executive Officer and Director
Dr. Shaygan Kheradpir	60	Chief Technology Officer and Director
Jeffrey L. Lomasky	70	Chief Financial Officer
Nicholas P. Robinson	41	Co-Chief Investment Officer
Michael K. Palmer	35	Co-Chief Investment Officer
Dr. Hossein Moiin	57	Director
Robert C. Davenport	55	Director
Timothy Kasbe	55	Director

Frank W. Bruno, our Chairman, is Co-Chief Executive Officer of Cerberus and is responsible for leading Cerberus’s global investment activities across credit, private equity, and real estate strategies, working closely with Co-Chief Executive Officer, Stephen A. Feinberg, and is also the Chairman of the Board of CTAC II. Prior to these roles, Mr. Bruno was President of Cerberus Global Investments, where he was responsible for leading Cerberus’s international businesses. Since joining Cerberus in 1998, Mr. Bruno has overseen the investment of more than $38 billion in equity capital in Asia and Europe alone. Under Mr Bruno’s leadership, Cerberus expanded its international presence significantly, opening global advisory offices across Asia, including Beijing, Hong Kong, and Tokyo, and across Europe, including Baarn, Belfast, Dublin, Frankfurt, London and Madrid. Mr. Bruno graduated from Cornell University and received an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Bruno currently serves on the Wharton School’s Graduate Advisory Board.

Timothy M. Donahue, our Chief Executive Officer and a a director on our board of directors, served as the Chief Executive Officer of Nextel Communications Inc., a nationwide wireless telecommunications company, from 1999 until 2005, when Nextel was merged with Sprint Corporation to form Sprint Nextel Corporation. Thereafter, and until 2006, Mr. Donahue was the Executive Chairman of Sprint Nextel and the Chairman of the Sprint Nextel Corporation. From 1996 until his appointment as Chief Executive Officer, Mr. Donahue served as the President and Chief Operating Officer of Nextel. During his tenure at Nextel, Nextel experienced significant improvements in financial performance, including significant growth in revenues and EBITDA. Over that same period, the market capitalization of the company increased from approximately $16 billion to approximately $40 billion. Mr. Donahue started his telecommunications career with McCaw Cellular in 1986 as president of its paging division. Mr. Donahue is currently a member of the board of directors of Ligado Networks (wireless network), and AURA Network Systems (communications), and former member of the board of directors of NVR Inc. (home builder) (NYSE:NVR). Mr. Donahue is a former director of ADT Corporation (home security) (formerly NASDAQ:ADT); Covidien plc (medical devices) (NYSE:COV); Eastman Kodak Company (imaging) (NYSE:KODK); Nextel Partners Inc. (telecommunications); and Tyco International Ltd. (diversified) (formerly NYSE:TYC). Mr. Donahue also served on the board of John Carroll University and is the former chairman of the Cellular Telecommunications & Internet Association (CTIA). Since February 2021, Mr. Donahue has served as Chief Executive Officer of CTAC II. In 2004, Institutional Investor Magazine honored Mr. Donahue as the best chief executive officer in the telecommunications services and wireless sector based on ratings by investors and brokerage firm analysts. Mr. Donahue received his BA in English Literature from John Carroll University.

Dr. Shaygan Kheradpir, our Chief Technology Officer and a director on our board of directors, is best known for driving transformational change through technology innovation at Verizon where he was Group Chief

Information Officer from January 2000 to December 2010, at Barclays Bank as Group Chief Operating Officer from January 2011 to December 2013, and at Juniper Networks from January 2014 to December 2014 and Coriant from September 2015 to June 2018 as Chief Executive Officer and Chairman. Dr. Kheradpir continues to work with high-tech start-ups in Silicon Valley, leading private equity firms, and national governments on 5G networks, next generation applications for the industrial internet, cybersecurity, artificial intelligence and blockchain. Dr. Kheradpir was on the founding Executive Leadership Committee of Verizon, helping transform it from a phone company to a premier telecom company worldwide in super high-speed networks such as FiOS and 4G-LTE, in interactive multi-media, and in world-class customer service and internal automation. At Barclays, Dr. Kheradpir was Group Chief Operating Officer and on the bank’s Global Executive Committee, setting the course for 21st century industrialization in financial services. At Juniper as Chief Executive Officer, Dr. Kheradpir focused the company by creating and executing its Integrated Operating Plan (IOP), while becoming a premier “cloud-builder” and creator of “high IQ networks” via cutting-edge networking technology, automation and machine learning. At Coriant as Chairman and Chief Executive Officer, Dr. Kheradpir integrated and re-invented three predecessor companies of Tellabs, Siemens Optical, and Sycamore, creating the industry-first Hyperscale Carrier Architecture (HCA) products, propelling Coriant to become the leading insurgent telecom equipment company worldwide across high-speed packet-optical and 5G networks. Dr. Kheradpir received his BS, MS and Ph.D. in electrical and computer engineering from Cornell University, served on the advisory board of US National Institute of Standards and Technology (NIST), is on the board of MTN Group (260 million wireless subscribers), and is on the Cornell University Engineering Council. Since February 2021, Dr. Kheradpir has served as the Chief Technology Officer and a member of the Board of Directors of CTAC II. Dr. Kheradpir was inducted into the CIO Hall of Fame in 2006 and selected in 1990 as outstanding young engineer by US National Academy of Engineering (NAE).

Jeffrey L. Lomasky, our Chief Financial Officer, is the Chief Financial Officer and a Senior Managing Director of Cerberus Capital Management. Mr. Lomasky joined Cerberus in 1994. Prior to joining Cerberus, Mr. Lomasky was the Chief Financial Officer of New Street Securities from 1992 to 1994. From 1990 to 1992, Mr. Lomasky was the controller of Drexel Burnham Lambert and from 1989 to 1990, he was the Chief Financial Officer of European activities for Drexel Burnham Lambert. Since February 2021, Mr. Lomasky has served as Chief Financial Officer of CTAC II. Mr. Lomasky is a graduate of Bernard Baruch College.

Nicholas P. Robinson, our Co-Chief Investment Officer, is a Managing Director and Cerberus’ Global Head of Trading. Mr. Robinson currently sits on Cerberus’ Corporate Credit Investment Committee. Cerberus’ Corporate Credit team has invested approximately $30 billion across industries, geographies, and asset classes since inception. Mr. Robinson helps manage several of Cerberus’ largest ICT investments. Mr. Robinson is a member of Cerberus’ Financial Risk Subcommittee and is involved in risk management for the firm globally. Mr. Robinson joined Cerberus in 2011 from Morgan Stanley where he was an Executive Director in the Distressed Credit Trading division. Mr. Robinson started his career in the Leveraged Loan Group at Goldman Sachs in 2004. Since February 2021, Mr. Robinson has served as the Co-Chief Investment Officer of CTAC II. Mr. Robinson graduated from Acadia University in Nova Scotia, Canada.

Michael K. Palmer, our Co-Chief Investment Officer, is a Managing Director at Cerberus within Cerberus’ private equity platform, which invests in global companies across various industries and geographies. In this role, Mr. Palmer helps support Cerberus’ private equity investments in healthcare, telecommunications and technology companies. Mr. Palmer has assisted in the identification of opportunities to collaborate with innovative managers and invest in sectors undergoing transformation. Mr. Palmer has also contributed to the development of Cerberus’ investing practice in emerging markets and he currently serves on Cerberus’ Emerging Markets Investment Committee. Mr. Palmer is also on the Board of Directors of Stratolaunch, an American aerospace company that develops and operates technologies to fulfill national priorities; and AURA Network Systems, a company focused on developing a dedicated nationwide air-to-ground wireless communications network. Mr. Palmer previously served on the Board of Directors of Steward Health Care (an accountable care organization), Covis Pharma (a specialty pharmaceuticals company), PaxVax Global (a global specialty vaccines business), and Print Media Holdings (a division of YP Holdings, which was an advertising solutions platform that Cerberus carved out of AT&T). Since February 2021, Mr. Palmer has served as the Co-Chief Investment Officer of CTAC II. Mr. Palmer is a graduate of Duke University.

Dr. Hossein Moiin was appointed to our board of directors in connection with our initial public offering. Dr. Moiin has over 30 years of experience in the ICT sector. Dr. Moiin was Chief Technology, Innovation, and Strategy Officer for Nokia Mobile Networks from 2016 to 2018 where he was responsible for returning Nokia to profitability following the acquisition of the Alcatel Lucent wireless business and merging portfolios in a manner that minimized customer disruption. Dr. Moiin was also responsible for 5G and IoT, and for creating a roadmap from 4G networks encompassing technology and business models. Prior to that, Dr. Moiin was Chief Technology and Innovation Officer and a member of the Executive Board of Nokia from January 2012 to February 2016. Dr. Moiin Dr. Moiin also served in senior technology roles at British Telecom and T-Mobile. Dr. Moiin will be a director of CTAC II upon the consummation of its initial public offering. Dr. Moiin obtained his BS, MS and PhD degrees from the University of California, Santa Barbara, in Electrical and Computer Engineering.

Mr. Robert C. Davenport was appointed to our board of directors in connection with our initial public offering. Mr. Davenport is Cerberus’ Head of Global Corporate Credit and Distressed Debt. Mr. Davenport is responsible for overseeing and managing Cerberus’ investments in stressed and distressed debt on a global basis. Mr. Davenport is also Chairman of the Corporate Credit Investment Committee. Since joining the firm in 1996, Mr. Davenport has played a significant role in building and establishing Cerberus’ core credit platform, which has invested approximately $30 billion across industries, geographies, and asset classes. In addition, Mr. Davenport has led the investment of multiple billions of capital per year during periods of market dislocation, such as the Asian Financial Crisis and the Great Financial Crisis. Mr. Davenport oversees a team of more than 25 dedicated investment professionals, who cover the United States, Europe, and emerging markets and have significant experience identifying and sourcing investment opportunities. During his tenure, Mr. Davenport has helped Cerberus develop new investment strategies that expand outside its core strategy of investing in stressed and distressed debt. Prior to Cerberus, Mr. Davenport was a principal at Vestar Capital Partners from 1990 to 1994, where he was responsible for identifying, analyzing and executing leveraged buyout opportunities. From 1988 to 1990, Mr. Davenport worked in the mergers and acquisitions group at Drexel Burnham. Mr. Davenport will be a director of CTAC II upon the consummation of its initial public offering. Mr. Davenport graduated from the University of California. Mr. Davenport is a member of the Board of Trustees for the Crossroads School for Arts and Sciences in Santa Monica, California.

Timothy Kasbe was appointed to our board of directors on January 20, 2021. Mr. Kasbe has served as a Director and the President of Zoho Corporation Pty Ltd. (“Zoho”), a leading SAAS and PAAS company that operates in over 180 countries, since 2018. Prior to Zoho, from 2016 to 2017, Mr. Kasbe served as the Chief Information and Digital Officer of The Warehouse Group. Mr. Kasbe has served as the Chief Information Officer of various companies, managing large multi-billion budgets and over approximately 26,000 technologists supporting businesses across retail, finance and high-tech. In 2007, Mr. Kasbe was named by CIO 100 as one of their Most Innovative CIOs and Influential CIOs. Mr. Kasbe will be a director of CTAC II upon the consummation of its initial public offering. Mr. Kasbe was a distinguished visiting scholar at Stanford University from 2011 to 2018 and completed doctoral studies in ethics of Artificial Intelligence (AI) at Duke University in May 2020. Mr. Kasbe also serves on the board of Cargo Services Far East, Hong Kong and Tamr, Inc.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Frank W. Bruno and Timothy M. Donahue, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Dr. Hossein Moiin and Dr. Shaygan Kheradpir, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Robert C. Davenport and Timothy Kasbe, will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to a registration and shareholder rights agreement entered into concurrently with with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Timothy Kasbe, Dr. Hossein Moiin and Robert C. Davenport are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Dr. Hossein Moiin serves on our audit committee. Our board of directors has determined that Dr. Hossein Moiin and Timothy Kasbe are independent under the NYSE listing standards and applicable SEC rules. Dr. Hossein Moiin serves as the Chairman of the audit committee.

Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Hossein Moiin qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Because our securities are listed on NYSE in connection with our initial public offering, we have one year from the date of our initial public offering for our audit committee to have at least three members, all of whom must be independent.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Dr. Hossein Moiin and Robert C. Davenport, and Robert C. Davenport serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that both Dr. Hossein Moiin and Robert C. Davenport are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Because our securities are listed on NYSE in connection with our initial public offering, we have one year from the date of our initial public offering for our nominating committee to have at least three members, all of whom must be independent.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Dr. Hossein Moiin and Robert C. Davenport, and Robert C. Davenport serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that both Dr. Hossein Moiin and Robert C. Davenport are independent. Because our securities are listed on NYSE in connection with our initial public offering, we have one year from the date of our initial public offering for our compensation committee to have at least three members, all of whom must be independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including, without limitation, the Cerberus Funds and Accounts and certain companies which Cerberus or such entities have invested. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts and CTAC II, as applicable), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr.Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent us from finding a suitable target in the ICT industry at the same time as CTAC II. Additionally, if the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. However, we do not expect the aforementioned duties to materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Frank W. Bruno	Cerberus Capital Management, L.P.(1) CTAC II First Key Homes, LLC	Investment Management Special Purpose Acquisition Company Property Management	Co-Chief Executive Officer Chairman Director

Timothy M. Donahue	AURA Network Systems, Inc CTAC II Ligado Networks LLC Radius Networks UCT Coatings Inc.	Communications Special Purpose Acquisition Company Satellite Communications Location Software Chemical Manufacturing	Director Chief Executive Officer Director Director Director

Dr. Shaygan Kheradpir	AURA Network Systems, Inc CTAC II MTN Group Limited Mobile TeleSystems Public Joint Stock Company Live Earth, LLC Pivotal Commware	Communications Special Purpose Acquisition Company Telecommunications Telecommunications Technology Platform Technology	Director Chief Technology Officer and Director Director Director Director Director

Robert C. Davenport	Panavision Cerberus Capital Management, L.P. (1) CTAC II	Technology Investment Management Special Purpose Acquisition Company	Director Senior Managing Director, Head of Global Corporate Credit and Distressed Debt Director Nominee

Timothy Kasbe	Zoho Corporation Pty Ltd. CTAC II Cargo Services Far East Ltd. TAMR Inc.	Business Software Special Purpose Acquisition Company Logistics Solutions Enterprise Data Services	President and Director Director Nominee Director Director

Individual	Entity	Entity’s Business	Affiliation

Jeffrey L. Lomasky	Cerberus Capital Management, L.P.(1) CTAC II CRE Boca Holdco, LLC CRE Boca Opco, LLC FirstKey Holdings, LLC Herotainment, LLC Homerica Investments BV	Private Equity Special Purpose Acquisition Company Investment Management Investment Management Investment Management Digital Entertainment Financial Services	Chief Financial Officer and Senior Managing Director Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer Director Director

Nicholas P. Robinson	Cerberus Capital Management, L.P.(1) CTAC II	Private Equity Special Purpose Acquisition Company	Managing Director and Global Head of Trading Co-Chief Investment Officer

Michael K. Palmer	Cerberus Capital Management, L.P.(1) CTAC II Stratolaunch, LLC AURA Network Systems, Inc	Private Equity Special Purpose Acquisition Company Aerospace Development Communications	Managing Director Co-Chief Investment Officer Director Director

Dr. Hossein Moiin	CTAC II Elieum, LLC Sway.AI NKN Edgelab.ai Maya Global Solutions	Special Purpose Acquisition Company Consulting Firm Artificial Intelligence Startup Networking and Communications Artificial Intelligence Startup Networking	Director Nominee Partner Advisor Advisor Chief Executive Officer Advisor

(1)	Includes certain of its funds and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares and purchased private placement units in a transaction that closed simultaneously with the closing of our initial public offering.

Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement units will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Since the consummation of our initial public offering and until the earlier of consummation of our initial business combination or liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, COAC and CTS, which are affiliates of our sponsor and certain of our officers and directors, and our Advisors, are entitled to fees and/or certain direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that members of COAC or CTS or our Advisors provide services to us before our initial business combination. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, are paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,735,238 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,479,225 Class B ordinary shares outstanding as of December 31, 2020. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement units held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Cerberus Telecom Acquisition, Holdings LLC (our sponsor)(2)	6,479,225	100.0%	818,338	3.1%
Frank W. Bruno	6,479,225	100.0%	818,338	3.1%
Timothy M. Donahue	—	—	—	—
Dr. Shaygan Kheradpir	—	—	—	—
Robert C. Davenport	—	—	—	—
Jeffrey L. Lomasky	—	—	—	—
Nicholas P. Robinson	—	—	—	—
Michael K. Palmer	—	—	—	—
Dr. Hossein Moiin	—	—	—	—
Timothy Kasbe	—	—	—	—
All officers and directors as a group (nine individuals)	6,479,225	100.0%	818,338	3.1%
HGC Investment Management Inc.(3)	—	—	1,631,908	6.1%
Linden Capital L.P.(4)	—	—	1,500,000	5.6%
Linden Advisor L.P.(4)	—	—	1,356,629	5.1%
Public Sector Pension Investment Board(5)	—	—	1,600,000	5.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 875 Third Avenue, New York, New York 10022.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Stephen A. Feinberg and Frank W. Bruno.
(3)

Includes Class A ordinary shares beneficially held by HCG Investment Management Inc. (“HCG”), based solely on the Schedule 13G filed by HCG on February 16, 2021. The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(4)

Includes Class A ordinary shares beneficially held by Linden Capital L.P. (“LC”) and Linden Advisors L.P. (“LA”), based solely on the Schedule 13G filed by jointly by LC and LA on February 8, 2021. The business address of LC and LA is 875 Third Avenue, New York, New York 10022.

(5)

Includes Class A ordinary shares beneficially held by Public Sector Pension Investment Board (“PSPIB”), based solely on the Schedule 13G filed by PSPIB on February 12, 2021. The business address of PSPIB is 875 Third Avenue, 11th Floor, New York, NY 10022.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions

Founder Shares

On September 10, 2020, the sponsor paid $25,000 to cover certain expenses on behalf of the company in exchange for the issuance of 11,500,000 Class B ordinary shares, par value $0.0001. On October 16, 2020, the sponsor effected a surrender of 2,875,000 founder shares to the company for no consideration. On October 21, 2020, the sponsor effected a surrender of an additional 1,437,500 founder shares to the company, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All share and per share amounts have been retroactively restated for the share surrenders. The sponsor agreed to forfeit up to 937,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares would represent 20.0% of the company’s issued and outstanding shares, excluding the private placement shares (as defined below), after the initial public offering. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units, and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 founder shares were forfeited resulting in 6,479,225 founder shares issued and outstanding.

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

Private Placement Units

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 800,000 private placement units at a price of $10.00 per private placement unit, generating total gross proceeds of $8,000,000. The private placement units (including the private placement shares, the private placement units (as defined below) and Class A ordinary shares issuable upon exercise of such units) will not be transferable or salable until 30 days after the completion of the initial business combination. On November 10, 2020, simultaneously with the sale of the over-allotment units, the company consummated a private sale of an additional 18,338 private placement units with our sponsor, generating gross proceeds of $183,380.

Each private placement unit consists of one Class A ordinary share, and one-third of one redeemable warrant. Each whole private placement warrant underlying the private placement units is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the private placement units were added to the proceeds from the initial public offering to be held in the trust account. If the company does not complete a business combination within the combination period, the private placement units and the underlying securities will expire worthless. The private placement units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The private placement units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

On September 10, 2020, the sponsor agreed to loan the company an aggregate of up to $300,000 to cover for expenses related to the initial public offering pursuant to a promissory note.. This loan was non-interest bearing and was payable upon the completion of the initial public offering. Prior to the initial public offering, the company borrowed approximately $128,000 under the note. On October 26, 2020, the note was fully repaid.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required. If the company completes a business combination, the company may repay the working capital loans out of the proceeds of the trust account released to the company. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of the proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. To date, the company had no outstanding borrowings under the working capital loans.

Administrative Services Agreement

Commencing on the effective date of the company’s initial public offering, the company agreed to pay its Sponsor or an affiliate of its Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a business combination or the company’s liquidation, the company will cease paying these monthly fees. The company incurred $20,000 in these fees for the period from the effective date of the initial public offering through December 31, 2020, which is included in general and administrative fees — related party on the accompanying statement of operations. As of December 31, 2020, the full amount is included in due to related party on the accompanying balance sheet.

Consulting and Advisory Services Agreements

Commencing on the effective date of the company’s initial public offering, the company agreed to pay Cerberus Operations and Advisory Company, LLC (“COAC”) and Cerberus Technology Solutions, LLC (“CTS”) certain fees and direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that COAC or CTS provide advisory services to the company prior to the completion of a business combination. For the period from the effective date of the initial public offering through December 31, 2020, the company incurred approximately $138,000 of these services, which is included in general and administrative fees — related party on the accompanying statement of operations. As of December 31, 2020, the full amount is included in due to related party on the accompanying balance sheet. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. Specifically, after the completion of the Proposed Transaction, directors or members of our management team who remain with KORE may be paid consulting or management fees from KORE. It is unlikely the amount of management and executive compensation will be known at the time of the proposed business combination, because the directors of KORE will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors of KORE for determination, by a compensation committee constituted solely of independent directors or a majority of the independent directors on KORE’s board of directors.

We entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement units, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Furthermore, in connection with the proposed business combination with KORE, we have entered and intend to enter into certain agreements with certain of our affiliates, including the Sponsor. See “Item 1. BUSINESS — Overview.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter that provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

We are a Cayman Islands exempted company and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, as well as 5,000,000 preference shares, $0.0001 par value each. The following description summarizes the material terms of our shares as set out more particularly in our amended and restated memorandum and articles of association. Because it is only a summary, it may not contain all the information that is important to you.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from September 8, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from September 8, 2020 (inception) through December 31, 2020 including the services rendered in connection with our initial public offering, totaled $88,065.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from September 8, 2020 (inception) through December 31, 2020 financial statements and are not reported under “Audit Fees.” For the period from September 8, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from September 8, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the period from September 8, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render any of these other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2021, by and among the Registrant, King Pubco, Inc., King Corp Merger Sub, Inc., King LLC Merger Sub, LLC and Maple Holdings Inc.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(3)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(3)

10.3	Private Placement Units Purchase Agreement between the Registrant and the Sponsor.(3)

10.4	Administrative Services Agreement between the Registrant and the Sponsor.(3)

10.5	Form of Letter Agreement among the Registrant, the Sponsor and each director and executive officer of the Registrant.(3)

10.6	Form of Investor Rights Agreement.(1)

10.7	Form of Subscription Agreement.(1)

10.8	Transaction Support Agreement, dated as of March 12, 2021, by and among Cerberus Telecom Acquisition Corp., Maple Holdings Inc., King Pubco, Inc. and Cerberus Telecom Acquisition Holdings, LLC.(1)

10.9	KORE Holders Support Agreement, dated as of March 12, 2021, by and among Cerberus Telecom Acquisition Corp., Maple Holdings Inc. and certain stockholders of Maple Holdings Inc.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 19, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

CERBERUS TELECOM ACQUISITION CORP.

/s/ Timothy M. Donahue
Name:	Timothy Donahue
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Frank Bruno Frank Bruno	Chairman	March 30, 2021

/s/ Timothy Donahue Timothy Donahue	Chief Executive Officer (Principal Executive Officer)	March 30, 2021

/s/ Dr. Shaygan Kheradpir Dr. Shaygan Kheradpir	Chief Technology Officer, Director	March 30, 2021

/s/ Jeffrey L. Lomasky Jeffrey L. Lomasky	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021

/s/ Dr. Hossein Moiin Dr. Hossein Moiin	Director	March 30, 2021

/s/ Robert C. Davenport Robert C. Davenport	Director	March 30, 2021

/s/ Timothy Kasbe Timothy Kasbe	Director	March 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND RISK FACTOR SUMMARY

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination (including our proposed business combination with KORE) and any other statements that are not statements of current or historical facts.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination with KORE (including due to a failure of certain closing conditions), or any other initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account being subject to claims of third parties; or

•	our financial performance following our initial public offering.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS

Overview

We are a blank check company recently incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. Our sponsor is an affiliate of Cerberus Capital Management, L.P. (together with its affiliates, “Cerberus”).

Our sponsor was founded by Stephen A. Feinberg, Frank W. Bruno, and certain senior executives of Cerberus. Stephen A. Feinberg founded Cerberus in 1992 and is currently its Co-Chief Executive Officer. Frank W. Bruno is Co-Chief Executive Officer of Cerberus and has worked with Mr. Feinberg for over 22 years. Mr. Bruno also serves as the Chairman of our board of directors. Under their leadership, Cerberus has become a global leader in alternative investing with approximately $53 billion in assets under management as of December 31, 2020 and expertise in private equity, credit and real estate. Over the course of its history, Cerberus has developed a group of senior information and communications technology (“ICT”) executives and investors with a proven track record of leading, investing in and growing large, scaled enterprises.

On September 10, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In October 2020, our sponsor surrendered 4,312,500 of our Class B ordinary shares, which decreased the number of outstanding founder shares from 11,500,000 to 7,187,500 and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 Class B ordinary shares were forfeited resulting in 6,479,225 Class B ordinary shares issued and outstanding.

On October 26, 2020, the company consummated its initial public offering of 25,000,000 units, generating gross proceeds of $250 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 units, generating gross proceeds of approximately $9.2 million, and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 800,000 private placement units at a price of $10.00 per private placement unit, generating total gross proceeds of $8.0 million. On November 10, 2020, simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 18,338 private placement units to our sponsor, generating gross proceeds of $183,380.

On March 12, 2021, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the company, King Pubco, Inc. (“Pubco”), a Delaware corporation and wholly owned subsidiary of the sponsor, an affiliate of the company, King Corp Merger Sub, Inc. (“Corp Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of the sponsor, King LLC Merger Sub, LLC (“LLC Merger Sub”), a Delaware limited liability company and direct, wholly owned subsidiary of Pubco, and Maple Holdings Inc. (“KORE”), a Delaware corporation.

Pursuant to the Merger Agreement, the parties thereto plan to enter into a business combination transaction (the “Proposed Transaction”) pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), the company will merge with and into LLC Merger Sub, a subsidiary of Pubco (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger (as defined below), Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE (the “First Merger”), with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.

As a result of the First Merger, among other things, all shares of common stock, preferred stock, warrants and options of KORE, in each case, outstanding immediately prior to the effective time of the First Merger, will be cancelled in exchange for the right to receive a portion of the “Closing Cash Consideration” and/or the “Closing Share Consideration”. The “Closing Cash Consideration” will be comprised of (i) the aggregate amount of cash payable in respect of KORE’s Series A, A-1 and Series B preferred stock pursuant to the governing documents of KORE (which amount will be determined as of the Closing Date and will not exceed $268,345,812, assuming the Closing occurs prior to the termination date of the Merger Agreement), (ii) $4,075,000 payable to certain holders of KORE’s stock options and (iii) $1,050,000 payable to certain employees of KORE pursuant to the KORE Wireless Long-Term Cash Incentive Plan. The “Closing Share Consideration” will be comprised of $346,000,000 in shares of common stock of Pubco, at $10.00 per share, par value $0.0001 per share, with 432,500 of such shares of common stock being payable to certain holders of KORE’s stock options, and the balance being payable to holders of KORE’s common stock, Series C preferred stock and warrants.

Consummation of the transactions contemplated by the Merger Agreement are subject to satisfaction or waiver of customary conditions of the respective parties, including receipt of required regulatory approvals, receipt of approval from shareholders of each of the company and KORE for consummation of the Proposed Transaction and certain other actions related thereto by our shareholders.

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the comapny and KORE, (ii) by either the company or KORE (a) if the Transactions are not consummated on or before September 12, 2021, (b) if a governmental entity shall have issued an order or taken any other action that is final and nonappealable and permanently enjoins or prohibits the Pubco Merger or the Mergers, (c) in the event of certain uncured breaches by the other party, (iii) by the company or KORE if, at the special meeting for the company’s shareholders, the Transactions and related matters fail to be approved by requisite holders of the company’s outstanding shares, (iv) by the company, if KORE does not deliver certain stockholder approvals required under the Merger Agreement within 48 hours after the company registration statement on Form S-4 relating to the business combination is declared effective by the U.S. Securities and Exchange Commission, or (v) by the company, if KORE’s PCAOB-compliant audited financial statements for 2019 and 2020 (x) have not been delivered to the company within 15 business days following the date of the Merger Agreement, (y) are not accompanied by an unqualified opinion from KORE’s auditor and/or (z) with respect to KORE and its subsidiaries taken as a whole, differ in any material and adverse respect from the unaudited 2019 and 2020 financial statements previously delivered to the company.

In connection with the proposed business combination with KORE, the company has entered and plans to enter into certain related agreements, including the below.

Investor Rights Agreement

The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor, certain stockholders of KORE and the other parties thereto will enter into an Investor Rights Agreement, (the “Investor Rights Agreement”) setting forth the parties’ rights and obligations with respect to the designation, removal and replacement of directors of Pubco and the registration for resale of certain shares of Pubco Common Stock and other equity securities of Pubco that are held by the parties thereto from time to time.

Subscription Agreements

On March 12, 2021, concurrently with the execution of the Merger Agreement, the company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,500,000 shares of Pubco Common Stock for an aggregate purchase price equal to $225,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, the company is required to, as soon as practicable but no later than 15 calendar days following the Closing, submit to or file with the SEC a registration statement registering the resale of such shares. Additionally, the company is required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof. Upon the reasonable request of a PIPE Investor, the company must use commercially reasonable efforts to keep the registration statement continuously effective with respect to such PIPE Investor until the earliest of: (a) the date such PIPE Investor no longer holds any registrable shares, (b) the date all registrable shares held by such PIPE Investor may be sold without restriction under Rule 144 and (c) two years from the date of effectiveness of the registration statement.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) three business days after the termination of the Merger Agreement in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, or (iii) the failure to close by December 12, 2021.

Transaction Support Agreement

In connection with the execution of the Merger Agreement, the company entered into a transaction support agreement (the “Transaction Support Agreement”) with the Sponsor and KORE. Pursuant to the Transaction Support Agreement, the Sponsor agreed, among other things, (i) to vote all equity securities of the company in favor of the Transactions, (ii) not to transfer or sell any of such equity securities, (iii) not to solicit or engage in discussions with respect to an alternative business combination transaction, and (iv) to waive anti-dilution protections with respect to its Class B Ordinary Shares of the company. The Transaction Support Agreement will terminate in its entirety, and be of no further force or effect, upon a valid termination of the Merger Agreement.

KORE Holders Support Agreement

In connection with the execution of the Merger Agreement, the company entered into a support agreement (the “KORE Holders Support Agreement”) with KORE and certain stockholders of KORE (the “Requisite KORE Stockholders”). Pursuant to KORE Holders Support Agreement, the Requisite KORE Stockholders agreed to, among other things, vote to adopt and approve, as soon as reasonably practicable (and in any event within forty-eight (48) hours) after the registration statement is declared effective and delivered or otherwise made available to stockholders, the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of KORE Holders Support Agreement. KORE Stockholders also agreed, among other things, to refrain from (i) transferring their covered shares prior to the termination of the KORE Holders Support Agreement and (ii) joining any class actions with respect to any claim against the company. In addition, certain stockholders agreed to exercise their drag-along rights in connection with the Transactions, subject to the terms and conditions of KORE Holders Support Agreement. The KORE Holders Support Agreement will terminate in its entirety, and be of no further force or effect, upon the valid termination of the Merger Agreement.

The foregoing descriptions of the Merger Agreement, Investor Rights Agreement, Subscription Agreements, Transaction Support Agreement and KORE Holders Support Agreement and the transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements (as may, from time-to-time, be amended or supplemented in accordance with their terms), copies of which are filed as exhibits to this annual report on Form 10-K. The aforementioned agreements and the foregoing descriptions thereof have been included to provide investors and stockholders with information regarding the terms of such agreements, do not purport to be complete, and are qualified in their entirety by the full text of the respective agreements (either in final (for documents executed as of the date hereof) or substantially final (for documents which are unexecuted as of the date hereof) form. They are not intended to provide any other factual information about the parties to the respective agreements. The respective representations, warranties and covenants contained in such agreements were made only as of specified dates for the purposes of each such agreement, were solely for the benefit of the parties to each such agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the respective representations, warranties and covenants contained in each such agreement and discussed in the respective foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC, and, with respect to the Merger Agreement, are also qualified in important part by a confidential disclosure schedule delivered by KORE to the company in connection with the Merger Agreement. Investors and stockholders are not third-party beneficiaries under the Merger Agreement or other foregoing agreements except as expressly contemplated therein. Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement and each such other agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Other than as specifically discussed, this report does not assume the closing of the Proposed Transaction contemplated by the Merger Agreement.

Our Founders

Timothy M. Donahue serves as our Chief Executive Officer and a member of our board of directors. Mr. Donahue has been a senior advisor to Cerberus’ operations group since 2009 and brings vast experience, deep relationships and strategic vision to investing in ICT. Mr. Donahue is the former Chairman of Sprint Nextel where he grew the company’s market capitalization from approximately $16 billion to approximately $40 billion during the period from July 1999 to July 2005.

In addition to Mr. Bruno and Mr. Donahue, our board of directors includes industry veterans Dr. Shaygan Kheradpir (former Chief Executive Officer of Juniper Networks and Coriant), who serves as our Chief Technology Officer and Dr. Hossein Moiin (former Chief Technology Officer of Nokia), Timothy Kasbe Robert C. Davenport (Head of Global Corporate Credit and Distressed Debt at Cerberus). Our Advisory Board plays an instrumental role in sourcing and assessing technology of potential business combination targets and is comprised of Dr. Kheradpir, Dr. Moiin, Tamara L. Casey (former Vice President of Technology at Nextel), Shervin Gerami (Chief Executive Officer of TeleWorld) and Peter Foyo (former Chief Executive Officer of Nextel Mexico).

Jeffrey L. Lomasky (Chief Financial Officer of Cerberus for more than 26 years) serves as our Chief Financial Officer. Nicholas P. Robinson and Michael K. Palmer, who help manage ICT investments for Cerberus, serve as Co-Chief Investment Officers.

In addition to benefiting from the resources of our management, our board of directors, our Advisory Board, and the broader Cerberus organization, our sponsor leverage Cerberus’ proprietary operational platforms, including Cerberus Technology Solutions, LLC (together with other similarly situated, affiliated entities, “CTS”) and Cerberus Operations and Advisory Company, LLC (together with other similarly situated, affiliated entities, “COAC”), which supports our disciplined investment process and subsequent business management and strategic value creation initiatives following a business combination.

The company is targeting ICT companies that benefit from the transformational, long-term impacts of capital deployment in the 5G stack. Such companies may include network operators (mobile operators, fiber operators, datacenters and tower companies), equipment vendors, device makers, semiconductor providers, IT and cloud services, network optimization, ICT software and applications companies. Opportunities are being sourced from our management and Advisors and their extensive network of executives, investors, and advisors and the broader Cerberus organization. The company is targeting assets with growing market presence, which would benefit from our investment and influence. The company is seeking to utilize its experienced team to address strategic opportunities, capital needs, and regulatory considerations.

Industry Opportunity

While we may acquire a business in any industry, our focus is on ICT in the United States and other developed countries. We believe ICT is attractive for a number of reasons.

•

5G Technology and Compelling Long-term Growth Prospects. As the World Economic Forum has stated, we believe 5G will change the world even more profoundly than 3G or 4G and be as revolutionary as electricity or the automobile. 5G promises to allow networks to harness data and machine learning for the purpose of more efficient control of physical processes that span every aspect of the economy. The technology allows for faster download speeds, lower latency, higher device density, higher reliability, and more network capabilities. Put simply, consumers will have access to better quality wireless communications, more data, and new services. Businesses will benefit from the same, as well as from machine-to-machine (so-called internet of things) capabilities that allow for real-time process optimization, critical information management, as well as certain machine learning / artificial intelligence applications. We believe that the 5G capital cycle will be longer than 4G or 3G and that it enables strong secular tailwinds.

•

Large Target Market Active in M&A. The sector has substantial actionable targets of meaningful scale that fit our acquisition criteria. According to S&P Global Market Intelligence, over the past 5 years, the sector has benefited from robust global M&A deal flow with over 259 transactions completed between $1 billion and $10 billion, with a cumulative deal volume of over $670 billion. Additionally, private equity activity has ballooned, with ICT representing more than 27% of all private equity TMT M&A activity. In particular, alternative investment firms have raised telecom infrastructure funds, $98 billion of capital raised and $54 billion capital deployed across 52 funds since 2015. We expect such funds may seek to maximize investment performance through a business combination with us, as an alternative to an IPO.

•

Attractive Competitive Dynamics. Our management team believes that the complexity of the ICT industry acts as a barrier to entry, requiring investors to have significant sector-specific knowledge and expertise to identify and appropriately analyze investment opportunities. Technical knowledge, an understanding of the regulatory landscape, complex valuation methodologies, specialized accounting treatments, and regulatory and political considerations may deter competition from generalist firms. As of this proposed offering, we believe few, if any, blank check companies exist with such a team able to focus squarely on this industry.

•

Consolidation Opportunities. Across multiple sectors within ICT, key players have looked to consolidate and scale to compete and deploy capital in the next generation of wireless and broadband technology. We believe that today’s environment makes for sourcing a differentiated opportunity and consummating a business combination.

Business Strategy and Acquisition Criteria

Upon completion of our initial public offering, we started communicating with our management’s network of relationships to identify a target that complements the experience of our management and board of directors and can benefit from their operational, technological and investment expertise and have begun the process of pursuing and reviewing potential opportunities.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

We are focusing our search for a business combination target on information and communications technology (ICT) and, in particular, ICT companies that benefit from the transformational, long-term impacts of capital deployment in the 5G stack. Such companies may include network operators (mobile operators, fiber operators, datacenters and tower companies), equipment vendors, device makers, semiconductor providers, IT and cloud services, network optimization, and ICT software and applications companies.

We intend to acquire one or more businesses that we believe:

•	are growth-oriented, market-leading companies;

•	have a durable and/or defensible market position, with demonstrated competitive advantages to maintain barriers to entry;

•	have recurring, predictable revenues and the history of, or the near-term potential to, generate stable and sustainable free cash flow;

•

have strong management teams with a track record of driving growth and profitability, and would benefit from our management’s network and expertise, capital structure optimization, acquisition advice or operational and technological changes to drive improved financial performance;

•	are fundamentally sound companies that may currently be underperforming their potential;

•

exhibit unrecognized value or other characteristics, desirable returns on capital and a need for capital to achieve the company’s growth strategy, that we believe may have been misevaluated by the marketplace based on our analysis and due diligence review;

•

will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks; and

•	can benefit from being publicly traded, are prepared to be a publicly traded company and can utilize access to broader capital markets.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination, including with KORE, may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Competitive Advantages

We believe that there is growing capital needs among ICT companies based on rapid growth in the digital economy, specifically linked to 5G technology and innovation. We are targeting an asset with growing market presence, which would benefit from our investment and influence. We utilize our ICT operating and investment teams, as well as Cerberus’ experience and resources, to address operational challenges, capital needs, and regulatory considerations to generate value post-closing.

•

Experienced Alternative Asset Manager Through Multiple Economic Cycles. Since 1992, Cerberus has been a leader in global investing across the capital structure and multiple asset classes, including private equity, credit, and real estate. Since inception, Cerberus has invested approximately $125 billion of capital and today it has approximately $48 billion in assets under management across 22 offices globally. Since inception, Cerberus has successfully invested over $5 billion in ICT.

•

Skilled Operating Professionals with Relevant ICT Experience. Cerberus, through its affiliate, COAC, employs and or retains a large team of operating professionals and consultants, which together, form one of the largest dedicated, full-time operations teams in the industry. Cerberus also has an established advisory network of professional technology and telecom experts, who have led or held directorships in telecommunications companies globally (e.g., Nextel, Verizon, Nokia, and MTN). COAC and our advisors drive deal diligence and development, assist in sourcing, as well as provide significant expertise in operational planning and board oversight.

•

Best in Class ICT Team with Deep Knowledge of 5G Tech Stack. Members of our team have held various leadership positions at companies that pioneered, designed, built, and operated 1G, 2G, 3G, and 4G LTE systems worldwide. Several have analyzed and led construction of technology for the Department of Defense and U.S. Intelligence Community, including the Central Intelligence Agency. Many still advise leading companies and the U.S. government on all aspects of 5G technology, working with leading research and development labs to understand next generation capabilities.

•

Manager and Employees with Critical Insight and Alignment with U.S. Policy. Our team is deeply knowledgeable of U.S. policy objectives. Cerberus has a history of operating regulated businesses in the US, Europe and emerging markets. We maintain current and former members of various government bodies and advisor boards who provide expert testimony and guidance on regulatory matters. Former U.S. Vice President Dan Quayle has been with Cerberus since 1999 and currently serves as Chairman of Cerberus Global Investments, LLC. Former U.S. Secretary of the Treasury John Snow has been with Cerberus since 2006 and currently serves as Chairman of Cerberus. Through Vice President Quayle, Secretary Snow and other key Cerberus leaders, we have regular and ongoing discussions with key leaders across governments, vendors, integrators, and operators.

Our Acquisition Process

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational, transaction, and capital planning experience along with resources from our affiliates, CTS and COAC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or Advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers, directors or Advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our officers, directors and Advisors, directly or indirectly, own founder shares and private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers, directors and Advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Cerberus Technology Solutions, LLC

CTS, is a proprietary technology-focused operational affiliate of Cerberus founded and led by Stephen A. Feinberg, Matthew Zames and Leonard Laufer, which today consists of 35 experienced business and technology executives who focus on deploying and implementing technology solutions to enhance processes and modernize business models across the Cerberus Funds and Accounts (as defined below), their respective investments and portfolio companies. CTS’ primary mandate is to apply leading technology solutions that can drive productivity and efficiency, realize new sources of revenue and value creation, and accelerate technological transformation and differentiation. CTS also helps to source, diligence, and operate new investments in technology and analytics companies. The core CTS team augments the Cerberus Funds and Accounts throughout the investment and ownership process to drive higher returns and increased efficiency. In a world that increasingly requires technological innovation and a faster pace of change, CTS allows Cerberus to proactively enhance the competitiveness of its portfolio companies and defensively fortify inherently sound businesses that suffered from lack of focus on technology.

The CTS team participates in identifying and performing diligence on investment opportunities where technological innovation can play a key role in driving value creation, a target universe that Cerberus believes is expanding at an accelerating pace. CTS seeks to add value through a number of ways:

•	optimizing data collection and performing advanced analytics;

•	facilitating intelligence-driven decision-making;

•	identifying and staffing key talent to build or transform technology departments;

•	implementing organizational design and developing technology solutions;

•	rationalizing technology infrastructure and enabling use of Cloud Refactoring and modernizing legacy application; and

•	enhancing digital, mobile and e-commerce engagement.

CTS has established operating units with both advisory and execution expertise within the following domains:

•	Infrastructure Modernization

•	Data Unification and Management

•	Application Rationalization and Migration

•	Cybersecurity Assessment and Remediation Plan

•	Advanced Analytics

•	Digital and eCommerce

•	Emerging Technology

•	Payments

CTS is entitled to fees and/or reimbursement of certain direct and allocable costs, including allocable compensation costs, to the extent that members of CTS provide services to our company before or after our initial business combination.

Cerberus Operations and Advisory Company, LLC

COAC employs and/or retains a large team of operating professionals and consultants who drive deal diligence and development, assist in sourcing, as well as provide significant expertise in operational planning and board oversight. Periodically, members of COAC also take temporary or indefinite positions on the management teams of Cerberus portfolio companies, particularly in cases, such as corporate divestitures, where the management team is not fully complete upon consummation of an acquisition. We believe that few, if any, other alternative investment managers maintain a staff of operating and execution resources of comparable size and differentiated and extensive experience. The business executives comprising COAC can be grouped into three general categories:

•	former chief executive officers, chief operating officers, chief financial officers, or other senior leaders of large companies or of large business units of companies;

•

functional experts with significant operating experience managing specific business functions, such as strategy, commercial effectiveness (including new product development, branding, pricing, sales, marketing and communications), technology, human resources, supply chain, treasury, financial planning and analysis, risk management, or legal (including regulatory affairs and environmental, social and governance); and

•

individuals with middle management, project management, or operational enhancement and turnaround experience, many of them trained in disciplines such as “Six Sigma” and other quality or efficiency/ productivity techniques.

In addition to these executives, COAC maintains a Competitiveness Council consisting of well-regarded senior business executives who provide advice across a wide array of industries.

COAC team members collectively have operating expertise in a wide range of industries on a global basis, including, but not limited to, business services, telecommunications, media, financial services and technology. In exchange for reasonable arms’ length consideration agreed between the company and COAC from time to time, COAC assists our management and other members of our board of directors with identifying suitable acquisition candidates, conducting due diligence and operational planning, negotiating and executing our initial business combination and, thereafter, helping to plan and execute value enhancing operational plans and initiatives. COAC is entitled to fees and/or reimbursement of certain direct and allocable costs, including allocable compensation costs, to the extent that members of COAC provide services to our company before or after our initial business combination.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

Cerberus manages multiple investment vehicles, and Cerberus will raise additional funds and/or successor funds in the future (collectively the “Cerberus Funds and Accounts”), which may be during the period in which we are seeking our initial business combination. Although we intend, to seek a business combination with a company that would not be an appropriate opportunity for the Cerberus Funds and Accounts, the Cerberus Funds and Accounts (and/or the portfolio companies of any of the foregoing) may compete with us for acquisition opportunities. However, we do not expect that this would adversely affect our ability to consummate our initial business combination because our investment mandate is different from the current investment mandate of the Cerberus Funds and Accounts. Accordingly, the potential targets for a business combination are not expected to be appropriate investments for the Cerberus Funds and Accounts, including, without limitation, because: (i) the expected risk-adjusted returns acceptable to us with respect to any potential business combination may not meet the investment parameters of the Cerberus Funds and Accounts; (ii) of differences then existing between Cerberus’ general private equity and other strategies and our business strategy; and (iii) the fact that the post-

business combination entity will be a public company, which may not be an appropriate investment for one or more of the Cerberus Funds and Accounts, which are expected to generally target companies that are more suitable for an operational private equity investment program.

In addition, certain of our officers, directors and Advisors presently have, and any of them in the future will have additional, fiduciary and contractual duties to other entities, including without limitation, the Cerberus Funds and Accounts and certain companies in which Cerberus or such entities have invested. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts, including KORE. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. However, we do not expect these duties to materially affect our ability to complete our initial business combination. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr.Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent or hinder us from finding a suitable target in the ICT industry at the same time as CTAC II.

In addition, Cerberus and our officers, directors, Advisors and COAC and CTS, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, Cerberus and certain of our officers, directors and Advisors have and will have in the future time and attention requirements for current and future Cerberus Funds and Accounts as well as CTAC II. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, CTAC II, the Cerberus Funds and Accounts, Cerberus and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties under Cayman Islands law and there can be no assurance that such conflict of interest will be resolved in our favor.

Our sponsor, officers, directors and Advisors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, including KORE. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

As of December 31, 2020, we had approximately $259,173,293 held in the trust account, excluding payment of $9,070,915 of deferred underwriting fees payable upon consummation of our initial business combination. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated sources, including COAC or CTS, and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors and Advisors, as well as their affiliates, and COAC or CTS and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of unaffiliated professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, COAC and CTS, which are affiliates of our sponsor and certain of our officers, directors, and Advisors, will be entitled to fees and/or certain direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that members of COAC or CTS or our Advisors provide services to us before our initial business combination. We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. However, COAC and CTS, which are affiliates of our sponsor and certain of our officers and directors, and our Advisors, will be entitled to certain direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that members of COAC or CTS or our Advisors provide services to us before our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•

We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering and excluding the private placement shares underlying the private placement units);

•

Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, Advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, Advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, Advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, Advisors and/or their affiliates may identify the shareholders with whom our sponsor, officers, directors, Advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, Advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, Advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors, Advisors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,718,838 or 18.8% (assuming all issued and outstanding shares are voted), of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers, directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2 million held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representatives of the underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representatives of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $2 million following our initial public offering and the sale of the private placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 875 Third Avenue, New York, New York 10022. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have six executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the date of this Report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares (excluding the private placement shares underlying the private placement units) immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,718,838 or 18.8% (assuming all issued and outstanding shares are voted), of the 25,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we are unable to consummate an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into or complete a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

We may not be able to enter into and consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, Advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, Advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, Advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We have encountered and continue to expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2020, we had approximately $2.0 million in cash held outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

We may seek acquisition opportunities in industries or sectors outside of ICT, which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of ICT if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in ICT after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of ICT, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this

Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares currently issued and outstanding (excluding the private placement shares underlying the private placement units), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement units issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, Advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement units or any provision of the warrant agreement with respect to the private placement units, 65% of the number of the then outstanding private placement units. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any of our Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement units and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to fund our Regulatory Withdrawals and/or to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to fund our Regulatory Withdrawals and/or to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may face risks related to business in the ICT industry.

Business combinations with businesses in the ICT industry entail special considerations and risks. If we are successful in completing a business combination with such a target, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•

if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products or services, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•

we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	we will face complex and evolving government regulations;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•

competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•

disruption or failure of our networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events; and

•	our target company may have a significant need to raise capital to fund operations, serve customers and compete efficiently, and that capital may not be available on acceptable terms.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective targets are not limited to the ICT industry. Accordingly, if we acquire a target in another industry, these risks will be subject to risks attendant with the specific industry in which we operate or target which we acquire, which may or may not be different than those risks listed above.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy is to identify, acquire and build a company in the industrial and consumer sectors, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 473,264,762 and 43,520,745 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	will not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of units provided us with up to $252,449,008 that we may use to complete our initial business combination (after taking into account the $9,070,915 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operation.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statements disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in ICT in the United States and other developed countries, we may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,638,966 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement 818,338 private placement units. The private placement units have underlying warrants to purchase an aggregate of 272,779 Class A ordinary shares at $11.50 per share. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up 150,000 units of the post-business combination entity, at a price of $10.00 per unit. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a

Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on the NYSE. Although after giving effect to our initial public offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $4.0 million. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to agreement registration and shareholder rights agreement, our sponsor, and its permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement units and the Class A ordinary shares issuable upon exercise of the private placement units, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement units and the Class A ordinary shares issuable upon exercise of such private placement units. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor or its permitted transferees are registered.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement units to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement units or any provision of the warrant agreement with respect to the private placement units, 65% of the number of the then outstanding private placement units. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement units will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Risks Relating to our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers, directors and Advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers, directors and Advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers, directors and Advisors is engaged or may become engaged in other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers, directors and Advisors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors and Advisors also serve as and may in the future serve as officers and board members for other entities. If our executive officers’, directors’ and Advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers, directors and Advisors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and our sponsor and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers, directors and Advisors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including, without limitation, CTAC II, the Cerberus Funds and Accounts and certain companies in which Cerberus or such entities have invested, pursuant to which such officer, director or advisor is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts or CTAC II), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If CTAC II, the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity (including any business combination opportunity) offered to any director, officer or advisor unless such opportunity is expressly offered to such person solely in his or her capacity as a director, officer or advisor of the company and it is an opportunity that we determine in our discretion is appropriate for us and which we are able to complete on a reasonable basis.

Our executive officers, directors, Advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, Advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or Advisors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers, directors and Advisors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or Advisors. Our directors also serve as officers and board members for other entities. Our sponsor, officers, directors and Advisors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr.Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent us from finding a suitable target in the ICT industry at the same time as CTAC II. Our sponsor, officers, directors and Advisors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or Advisors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 10, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In October 2020, our sponsor surrendered 4,312,500 our Class B ordinary shares, which decreased the number of outstanding founder shares from 11,500,000 to 7,187,500 and on December 7, 2020, as a result of the over-allotment option expiring unexercised, 708,275 Class B ordinary shares were forfeited resulting in 6,479,225 Class B ordinary shares issued and outstanding. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 818,338 private placement units, at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of our initial public offering for an aggregate purchase price of $8,183,380. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement units (and underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

General Risk Factors

Past performance by Cerberus, our management team or their affiliates or our Advisors is not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Cerberus, our management team or our Advisors, is presented for informational purposes only. Any past experience and performance of our management team or our Advisors is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of Cerberus, our management team or our Advisors as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares will have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public shareholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our current certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public shareholders.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive offices at 875 Third Avenue, New York, New York 10022. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “CTAC,” “CTAC.U” and “CTAC WS,” respectively. Our units commenced public trading on October 22, 2020. Our Class A ordinary shares and warrants began separate trading on December 11, 2020.

(b) Holders

On December 31, 2020, there was one holder of record of our units, two holders of record of our Class A ordinary shares and one holder of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On September 10, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In October 2020, our sponsor surrendered 4,312,500 of our Class B ordinary shares, which decreased the number of outstanding founder shares from 11,500,000 to 7,187,500 and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 Class B ordinary shares were forfeited resulting in 6,479,225 Class B ordinary shares issued and outstanding.

On October 26, 2020, we consummated its initial public offering of 25,000,000 units, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 units, generating gross proceeds of approximately $9.2 million, and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 800,000 private placement units at a price of $10.00 per private placement unit, generating total gross proceeds of $8.0 million. On November 10, 2020, simultaneously with the sale of the over-allotment units, the company consummated a private sale of an additional 18,338 private placement units to our sponsor, generating gross proceeds of $183,380.

Upon the closing of the initial public offering, the over-allotment, and the private placement, $259,169,000 ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in a trust account established for the benefit of the company’s public shareholders.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of approximately $14.9 million (including underwriting commissions of approximately $5.2 million and deferred underwriting commissions of approximately $9.1 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $259,169,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement units (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement units are held in the trust account and invested as described elsewhere in this Report. There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement units as is described in our final prospectus related to the initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company. Our registration statement for the initial public offering became effective on October 21, 2020. On October 26, 2020, we consummated the initial public offering of 25,000,000 units, at $10.00 per Unit, generating gross proceeds of $250.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 3,750,000 additional units to cover over-allotments, at $10.00 per unit. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 units, generating gross proceeds of approximately $9.2 million. We incurred total offering costs of approximately $14.9 million in underwriting fees (inclusive of approximately $9.1 million in deferred underwriting fees).

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 800,000 units at a price of $10.00 per private placement unit, generating total gross proceeds of $8.0 million. Subsequently, along with the closing of the over-allotment units, the company consummated a private placement on November 10, 2020 for an additional 18,338 private placement units to the sponsor generating gross proceeds to us of approximately $0.2 million. Each private placement unit consists of one Class A ordinary share, and one-third of one redeemable warrant.

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

If we have not completed a business combination within 24 months from the closing of the initial public offering, or October 26, 2022, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay for our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On March 12, 2021, the company entered into the Merger Agreement by and among the company, Pubco, Corp Merger Sub, LLC Merger Sub, and KORE.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), the company will merge with and into LLC Merger Sub, a subsidiary of Pubco, with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger, Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco, as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE, with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub, with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,500,000 shares of Pubco Common Stock for an aggregate purchase price equal to $225,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

Liquidity and Capital Resources

As of December 31, 2020, we had $1.9 million in cash and working capital of approximately $1.7 million.

Prior to the completion of the initial public offering, our liquidity needs had been satisfied through the payment of $25,000 from our sponsor to cover certain expenses of our behalf in exchange for the issuance of the founder shares, and a loan of approximately $128,000 pursuant to a note agreement issued to our sponsor. We repaid the outstanding note balance of $128,000 in full on October 26, 2020. Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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

Results of Operations

Our entire activity from inception up to December 31, 2020 was in preparation for our formation and the preparation of our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of approximately $669,000, which consisted of general and administrative expenses of approximately $673,000, of which approximately $158,000 was general and administrative expenses with related party, partly offset by approximately $4,000 of net gain from investments held in the trust account.

Contractual Obligations

Registration Rights

The holders of founder shares, private placement shares, private placement units, Class A ordinary shares underlying the private placement units and units that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of any private warrants underlying the private placement units that may be issued upon conversion of working capital loans), if any, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed upon consummation of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period, which occurs, (i) in the case of the founder shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying such private placement units, 30 days after the completion of the business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the initial public offering to purchase up to 3,750,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 916,900 units on November 10, 2020 and the remaining amount expired unexercised.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding shares subject to forfeiture. We have not considered the effect of the units sold in the initial public offering and the private placement to purchase an aggregate of 8,911,745 of the company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the trust account, net of amounts available to be withdrawn from the trust account to pay the company’s income taxes, for the period presented, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any significant market or interest rate risk. On October 26, 2020, and November 10, 2020, the net proceeds of the initial public offering and over-allotment, respectively, included in the trust account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-19 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Frank W. Bruno	55	Chairman
Timothy M. Donahue	72	Chief Executive Officer and Director
Dr. Shaygan Kheradpir	60	Chief Technology Officer and Director
Jeffrey L. Lomasky	70	Chief Financial Officer
Nicholas P. Robinson	41	Co-Chief Investment Officer
Michael K. Palmer	35	Co-Chief Investment Officer
Dr. Hossein Moiin	57	Director
Robert C. Davenport	55	Director
Timothy Kasbe	55	Director

Frank W. Bruno, our Chairman, is Co-Chief Executive Officer of Cerberus and is responsible for leading Cerberus’s global investment activities across credit, private equity, and real estate strategies, working closely with Co-Chief Executive Officer, Stephen A. Feinberg, and is also the Chairman of the Board of CTAC II. Prior to these roles, Mr. Bruno was President of Cerberus Global Investments, where he was responsible for leading Cerberus’s international businesses. Since joining Cerberus in 1998, Mr. Bruno has overseen the investment of more than $38 billion in equity capital in Asia and Europe alone. Under Mr Bruno’s leadership, Cerberus expanded its international presence significantly, opening global advisory offices across Asia, including Beijing, Hong Kong, and Tokyo, and across Europe, including Baarn, Belfast, Dublin, Frankfurt, London and Madrid. Mr. Bruno graduated from Cornell University and received an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Bruno currently serves on the Wharton School’s Graduate Advisory Board.

Timothy M. Donahue, our Chief Executive Officer and a a director on our board of directors, served as the Chief Executive Officer of Nextel Communications Inc., a nationwide wireless telecommunications company, from 1999 until 2005, when Nextel was merged with Sprint Corporation to form Sprint Nextel Corporation. Thereafter, and until 2006, Mr. Donahue was the Executive Chairman of Sprint Nextel and the Chairman of the Sprint Nextel Corporation. From 1996 until his appointment as Chief Executive Officer, Mr. Donahue served as the President and Chief Operating Officer of Nextel. During his tenure at Nextel, Nextel experienced significant improvements in financial performance, including significant growth in revenues and EBITDA. Over that same period, the market capitalization of the company increased from approximately $16 billion to approximately $40 billion. Mr. Donahue started his telecommunications career with McCaw Cellular in 1986 as president of its paging division. Mr. Donahue is currently a member of the board of directors of Ligado Networks (wireless network), and AURA Network Systems (communications), and former member of the board of directors of NVR Inc. (home builder) (NYSE:NVR). Mr. Donahue is a former director of ADT Corporation (home security) (formerly NASDAQ:ADT); Covidien plc (medical devices) (NYSE:COV); Eastman Kodak Company (imaging) (NYSE:KODK); Nextel Partners Inc. (telecommunications); and Tyco International Ltd. (diversified) (formerly NYSE:TYC). Mr. Donahue also served on the board of John Carroll University and is the former chairman of the Cellular Telecommunications & Internet Association (CTIA). Since February 2021, Mr. Donahue has served as Chief Executive Officer of CTAC II. In 2004, Institutional Investor Magazine honored Mr. Donahue as the best chief executive officer in the telecommunications services and wireless sector based on ratings by investors and brokerage firm analysts. Mr. Donahue received his BA in English Literature from John Carroll University.

Dr. Shaygan Kheradpir, our Chief Technology Officer and a director on our board of directors, is best known for driving transformational change through technology innovation at Verizon where he was Group Chief

Information Officer from January 2000 to December 2010, at Barclays Bank as Group Chief Operating Officer from January 2011 to December 2013, and at Juniper Networks from January 2014 to December 2014 and Coriant from September 2015 to June 2018 as Chief Executive Officer and Chairman. Dr. Kheradpir continues to work with high-tech start-ups in Silicon Valley, leading private equity firms, and national governments on 5G networks, next generation applications for the industrial internet, cybersecurity, artificial intelligence and blockchain. Dr. Kheradpir was on the founding Executive Leadership Committee of Verizon, helping transform it from a phone company to a premier telecom company worldwide in super high-speed networks such as FiOS and 4G-LTE, in interactive multi-media, and in world-class customer service and internal automation. At Barclays, Dr. Kheradpir was Group Chief Operating Officer and on the bank’s Global Executive Committee, setting the course for 21st century industrialization in financial services. At Juniper as Chief Executive Officer, Dr. Kheradpir focused the company by creating and executing its Integrated Operating Plan (IOP), while becoming a premier “cloud-builder” and creator of “high IQ networks” via cutting-edge networking technology, automation and machine learning. At Coriant as Chairman and Chief Executive Officer, Dr. Kheradpir integrated and re-invented three predecessor companies of Tellabs, Siemens Optical, and Sycamore, creating the industry-first Hyperscale Carrier Architecture (HCA) products, propelling Coriant to become the leading insurgent telecom equipment company worldwide across high-speed packet-optical and 5G networks. Dr. Kheradpir received his BS, MS and Ph.D. in electrical and computer engineering from Cornell University, served on the advisory board of US National Institute of Standards and Technology (NIST), is on the board of MTN Group (260 million wireless subscribers), and is on the Cornell University Engineering Council. Since February 2021, Dr. Kheradpir has served as the Chief Technology Officer and a member of the Board of Directors of CTAC II. Dr. Kheradpir was inducted into the CIO Hall of Fame in 2006 and selected in 1990 as outstanding young engineer by US National Academy of Engineering (NAE).

Jeffrey L. Lomasky, our Chief Financial Officer, is the Chief Financial Officer and a Senior Managing Director of Cerberus Capital Management. Mr. Lomasky joined Cerberus in 1994. Prior to joining Cerberus, Mr. Lomasky was the Chief Financial Officer of New Street Securities from 1992 to 1994. From 1990 to 1992, Mr. Lomasky was the controller of Drexel Burnham Lambert and from 1989 to 1990, he was the Chief Financial Officer of European activities for Drexel Burnham Lambert. Since February 2021, Mr. Lomasky has served as Chief Financial Officer of CTAC II. Mr. Lomasky is a graduate of Bernard Baruch College.

Nicholas P. Robinson, our Co-Chief Investment Officer, is a Managing Director and Cerberus’ Global Head of Trading. Mr. Robinson currently sits on Cerberus’ Corporate Credit Investment Committee. Cerberus’ Corporate Credit team has invested approximately $30 billion across industries, geographies, and asset classes since inception. Mr. Robinson helps manage several of Cerberus’ largest ICT investments. Mr. Robinson is a member of Cerberus’ Financial Risk Subcommittee and is involved in risk management for the firm globally. Mr. Robinson joined Cerberus in 2011 from Morgan Stanley where he was an Executive Director in the Distressed Credit Trading division. Mr. Robinson started his career in the Leveraged Loan Group at Goldman Sachs in 2004. Since February 2021, Mr. Robinson has served as the Co-Chief Investment Officer of CTAC II. Mr. Robinson graduated from Acadia University in Nova Scotia, Canada.

Michael K. Palmer, our Co-Chief Investment Officer, is a Managing Director at Cerberus within Cerberus’ private equity platform, which invests in global companies across various industries and geographies. In this role, Mr. Palmer helps support Cerberus’ private equity investments in healthcare, telecommunications and technology companies. Mr. Palmer has assisted in the identification of opportunities to collaborate with innovative managers and invest in sectors undergoing transformation. Mr. Palmer has also contributed to the development of Cerberus’ investing practice in emerging markets and he currently serves on Cerberus’ Emerging Markets Investment Committee. Mr. Palmer is also on the Board of Directors of Stratolaunch, an American aerospace company that develops and operates technologies to fulfill national priorities; and AURA Network Systems, a company focused on developing a dedicated nationwide air-to-ground wireless communications network. Mr. Palmer previously served on the Board of Directors of Steward Health Care (an accountable care organization), Covis Pharma (a specialty pharmaceuticals company), PaxVax Global (a global specialty vaccines business), and Print Media Holdings (a division of YP Holdings, which was an advertising solutions platform that Cerberus carved out of AT&T). Since February 2021, Mr. Palmer has served as the Co-Chief Investment Officer of CTAC II. Mr. Palmer is a graduate of Duke University.

Dr. Hossein Moiin was appointed to our board of directors in connection with our initial public offering. Dr. Moiin has over 30 years of experience in the ICT sector. Dr. Moiin was Chief Technology, Innovation, and Strategy Officer for Nokia Mobile Networks from 2016 to 2018 where he was responsible for returning Nokia to profitability following the acquisition of the Alcatel Lucent wireless business and merging portfolios in a manner that minimized customer disruption. Dr. Moiin was also responsible for 5G and IoT, and for creating a roadmap from 4G networks encompassing technology and business models. Prior to that, Dr. Moiin was Chief Technology and Innovation Officer and a member of the Executive Board of Nokia from January 2012 to February 2016. Dr. Moiin Dr. Moiin also served in senior technology roles at British Telecom and T-Mobile. Dr. Moiin will be a director of CTAC II upon the consummation of its initial public offering. Dr. Moiin obtained his BS, MS and PhD degrees from the University of California, Santa Barbara, in Electrical and Computer Engineering.

Mr. Robert C. Davenport was appointed to our board of directors in connection with our initial public offering. Mr. Davenport is Cerberus’ Head of Global Corporate Credit and Distressed Debt. Mr. Davenport is responsible for overseeing and managing Cerberus’ investments in stressed and distressed debt on a global basis. Mr. Davenport is also Chairman of the Corporate Credit Investment Committee. Since joining the firm in 1996, Mr. Davenport has played a significant role in building and establishing Cerberus’ core credit platform, which has invested approximately $30 billion across industries, geographies, and asset classes. In addition, Mr. Davenport has led the investment of multiple billions of capital per year during periods of market dislocation, such as the Asian Financial Crisis and the Great Financial Crisis. Mr. Davenport oversees a team of more than 25 dedicated investment professionals, who cover the United States, Europe, and emerging markets and have significant experience identifying and sourcing investment opportunities. During his tenure, Mr. Davenport has helped Cerberus develop new investment strategies that expand outside its core strategy of investing in stressed and distressed debt. Prior to Cerberus, Mr. Davenport was a principal at Vestar Capital Partners from 1990 to 1994, where he was responsible for identifying, analyzing and executing leveraged buyout opportunities. From 1988 to 1990, Mr. Davenport worked in the mergers and acquisitions group at Drexel Burnham. Mr. Davenport will be a director of CTAC II upon the consummation of its initial public offering. Mr. Davenport graduated from the University of California. Mr. Davenport is a member of the Board of Trustees for the Crossroads School for Arts and Sciences in Santa Monica, California.

Timothy Kasbe was appointed to our board of directors on January 20, 2021. Mr. Kasbe has served as a Director and the President of Zoho Corporation Pty Ltd. (“Zoho”), a leading SAAS and PAAS company that operates in over 180 countries, since 2018. Prior to Zoho, from 2016 to 2017, Mr. Kasbe served as the Chief Information and Digital Officer of The Warehouse Group. Mr. Kasbe has served as the Chief Information Officer of various companies, managing large multi-billion budgets and over approximately 26,000 technologists supporting businesses across retail, finance and high-tech. In 2007, Mr. Kasbe was named by CIO 100 as one of their Most Innovative CIOs and Influential CIOs. Mr. Kasbe will be a director of CTAC II upon the consummation of its initial public offering. Mr. Kasbe was a distinguished visiting scholar at Stanford University from 2011 to 2018 and completed doctoral studies in ethics of Artificial Intelligence (AI) at Duke University in May 2020. Mr. Kasbe also serves on the board of Cargo Services Far East, Hong Kong and Tamr, Inc.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Frank W. Bruno and Timothy M. Donahue, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Dr. Hossein Moiin and Dr. Shaygan Kheradpir, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Robert C. Davenport and Timothy Kasbe, will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to a registration and shareholder rights agreement entered into concurrently with with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Timothy Kasbe, Dr. Hossein Moiin and Robert C. Davenport are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Dr. Hossein Moiin serves on our audit committee. Our board of directors has determined that Dr. Hossein Moiin and Timothy Kasbe are independent under the NYSE listing standards and applicable SEC rules. Dr. Hossein Moiin serves as the Chairman of the audit committee.

Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Hossein Moiin qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Because our securities are listed on NYSE in connection with our initial public offering, we have one year from the date of our initial public offering for our audit committee to have at least three members, all of whom must be independent.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Dr. Hossein Moiin and Robert C. Davenport, and Robert C. Davenport serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that both Dr. Hossein Moiin and Robert C. Davenport are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Because our securities are listed on NYSE in connection with our initial public offering, we have one year from the date of our initial public offering for our nominating committee to have at least three members, all of whom must be independent.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Dr. Hossein Moiin and Robert C. Davenport, and Robert C. Davenport serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that both Dr. Hossein Moiin and Robert C. Davenport are independent. Because our securities are listed on NYSE in connection with our initial public offering, we have one year from the date of our initial public offering for our compensation committee to have at least three members, all of whom must be independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including, without limitation, the Cerberus Funds and Accounts and certain companies which Cerberus or such entities have invested. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts and CTAC II, as applicable), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr.Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent us from finding a suitable target in the ICT industry at the same time as CTAC II. Additionally, if the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. However, we do not expect the aforementioned duties to materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Frank W. Bruno	Cerberus Capital Management, L.P.(1) CTAC II First Key Homes, LLC	Investment Management Special Purpose Acquisition Company Property Management	Co-Chief Executive Officer Chairman Director

Timothy M. Donahue	AURA Network Systems, Inc CTAC II Ligado Networks LLC Radius Networks UCT Coatings Inc.	Communications Special Purpose Acquisition Company Satellite Communications Location Software Chemical Manufacturing	Director Chief Executive Officer Director Director Director

Dr. Shaygan Kheradpir	AURA Network Systems, Inc CTAC II MTN Group Limited Mobile TeleSystems Public Joint Stock Company Live Earth, LLC Pivotal Commware	Communications Special Purpose Acquisition Company Telecommunications Telecommunications Technology Platform Technology	Director Chief Technology Officer and Director Director Director Director Director

Robert C. Davenport	Panavision Cerberus Capital Management, L.P. (1) CTAC II	Technology Investment Management Special Purpose Acquisition Company	Director Senior Managing Director, Head of Global Corporate Credit and Distressed Debt Director Nominee

Timothy Kasbe	Zoho Corporation Pty Ltd. CTAC II Cargo Services Far East Ltd. TAMR Inc.	Business Software Special Purpose Acquisition Company Logistics Solutions Enterprise Data Services	President and Director Director Nominee Director Director

Individual	Entity	Entity’s Business	Affiliation

Jeffrey L. Lomasky	Cerberus Capital Management, L.P.(1) CTAC II CRE Boca Holdco, LLC CRE Boca Opco, LLC FirstKey Holdings, LLC Herotainment, LLC Homerica Investments BV	Private Equity Special Purpose Acquisition Company Investment Management Investment Management Investment Management Digital Entertainment Financial Services	Chief Financial Officer and Senior Managing Director Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer Director Director

Nicholas P. Robinson	Cerberus Capital Management, L.P.(1) CTAC II	Private Equity Special Purpose Acquisition Company	Managing Director and Global Head of Trading Co-Chief Investment Officer

Michael K. Palmer	Cerberus Capital Management, L.P.(1) CTAC II Stratolaunch, LLC AURA Network Systems, Inc	Private Equity Special Purpose Acquisition Company Aerospace Development Communications	Managing Director Co-Chief Investment Officer Director Director

Dr. Hossein Moiin	CTAC II Elieum, LLC Sway.AI NKN Edgelab.ai Maya Global Solutions	Special Purpose Acquisition Company Consulting Firm Artificial Intelligence Startup Networking and Communications Artificial Intelligence Startup Networking	Director Nominee Partner Advisor Advisor Chief Executive Officer Advisor

(1)	Includes certain of its funds and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares and purchased private placement units in a transaction that closed simultaneously with the closing of our initial public offering.

Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement units will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Since the consummation of our initial public offering and until the earlier of consummation of our initial business combination or liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, COAC and CTS, which are affiliates of our sponsor and certain of our officers and directors, and our Advisors, are entitled to fees and/or certain direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that members of COAC or CTS or our Advisors provide services to us before our initial business combination. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, are paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,735,238 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,479,225 Class B ordinary shares outstanding as of December 31, 2020. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement units held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Cerberus Telecom Acquisition, Holdings LLC (our sponsor)(2)	6,479,225	100.0%	818,338	3.1%
Frank W. Bruno	6,479,225	100.0%	818,338	3.1%
Timothy M. Donahue	—	—	—	—
Dr. Shaygan Kheradpir	—	—	—	—
Robert C. Davenport	—	—	—	—
Jeffrey L. Lomasky	—	—	—	—
Nicholas P. Robinson	—	—	—	—
Michael K. Palmer	—	—	—	—
Dr. Hossein Moiin	—	—	—	—
Timothy Kasbe	—	—	—	—
All officers and directors as a group (nine individuals)	6,479,225	100.0%	818,338	3.1%
HGC Investment Management Inc.(3)	—	—	1,631,908	6.1%
Linden Capital L.P.(4)	—	—	1,500,000	5.6%
Linden Advisor L.P.(4)	—	—	1,356,629	5.1%
Public Sector Pension Investment Board(5)	—	—	1,600,000	5.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 875 Third Avenue, New York, New York 10022.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Stephen A. Feinberg and Frank W. Bruno.
(3)

Includes Class A ordinary shares beneficially held by HCG Investment Management Inc. (“HCG”), based solely on the Schedule 13G filed by HCG on February 16, 2021. The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(4)

Includes Class A ordinary shares beneficially held by Linden Capital L.P. (“LC”) and Linden Advisors L.P. (“LA”), based solely on the Schedule 13G filed by jointly by LC and LA on February 8, 2021. The business address of LC and LA is 875 Third Avenue, New York, New York 10022.

(5)

Includes Class A ordinary shares beneficially held by Public Sector Pension Investment Board (“PSPIB”), based solely on the Schedule 13G filed by PSPIB on February 12, 2021. The business address of PSPIB is 875 Third Avenue, 11th Floor, New York, NY 10022.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions

Founder Shares

On September 10, 2020, the sponsor paid $25,000 to cover certain expenses on behalf of the company in exchange for the issuance of 11,500,000 Class B ordinary shares, par value $0.0001. On October 16, 2020, the sponsor effected a surrender of 2,875,000 founder shares to the company for no consideration. On October 21, 2020, the sponsor effected a surrender of an additional 1,437,500 founder shares to the company, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All share and per share amounts have been retroactively restated for the share surrenders. The sponsor agreed to forfeit up to 937,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares would represent 20.0% of the company’s issued and outstanding shares, excluding the private placement shares (as defined below), after the initial public offering. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units, and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 founder shares were forfeited resulting in 6,479,225 founder shares issued and outstanding.

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

Private Placement Units

Simultaneously with the closing of the initial public offering, the company consummated the private placement of 800,000 private placement units at a price of $10.00 per private placement unit, generating total gross proceeds of $8,000,000. The private placement units (including the private placement shares, the private placement units (as defined below) and Class A ordinary shares issuable upon exercise of such units) will not be transferable or salable until 30 days after the completion of the initial business combination. On November 10, 2020, simultaneously with the sale of the over-allotment units, the company consummated a private sale of an additional 18,338 private placement units with our sponsor, generating gross proceeds of $183,380.

Each private placement unit consists of one Class A ordinary share, and one-third of one redeemable warrant. Each whole private placement warrant underlying the private placement units is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the private placement units were added to the proceeds from the initial public offering to be held in the trust account. If the company does not complete a business combination within the combination period, the private placement units and the underlying securities will expire worthless. The private placement units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The private placement units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

On September 10, 2020, the sponsor agreed to loan the company an aggregate of up to $300,000 to cover for expenses related to the initial public offering pursuant to a promissory note.. This loan was non-interest bearing and was payable upon the completion of the initial public offering. Prior to the initial public offering, the company borrowed approximately $128,000 under the note. On October 26, 2020, the note was fully repaid.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required. If the company completes a business combination, the company may repay the working capital loans out of the proceeds of the trust account released to the company. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of the proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. To date, the company had no outstanding borrowings under the working capital loans.

Administrative Services Agreement

Commencing on the effective date of the company’s initial public offering, the company agreed to pay its Sponsor or an affiliate of its Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a business combination or the company’s liquidation, the company will cease paying these monthly fees. The company incurred $20,000 in these fees for the period from the effective date of the initial public offering through December 31, 2020, which is included in general and administrative fees — related party on the accompanying statement of operations. As of December 31, 2020, the full amount is included in due to related party on the accompanying balance sheet.

Consulting and Advisory Services Agreements

Commencing on the effective date of the company’s initial public offering, the company agreed to pay Cerberus Operations and Advisory Company, LLC (“COAC”) and Cerberus Technology Solutions, LLC (“CTS”) certain fees and direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that COAC or CTS provide advisory services to the company prior to the completion of a business combination. For the period from the effective date of the initial public offering through December 31, 2020, the company incurred approximately $138,000 of these services, which is included in general and administrative fees — related party on the accompanying statement of operations. As of December 31, 2020, the full amount is included in due to related party on the accompanying balance sheet. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. Specifically, after the completion of the Proposed Transaction, directors or members of our management team who remain with KORE may be paid consulting or management fees from KORE. It is unlikely the amount of management and executive compensation will be known at the time of the proposed business combination, because the directors of KORE will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors of KORE for determination, by a compensation committee constituted solely of independent directors or a majority of the independent directors on KORE’s board of directors.

We entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement units, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Furthermore, in connection with the proposed business combination with KORE, we have entered and intend to enter into certain agreements with certain of our affiliates, including the Sponsor. See “Item 1. BUSINESS — Overview.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter that provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

We are a Cayman Islands exempted company and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, as well as 5,000,000 preference shares, $0.0001 par value each. The following description summarizes the material terms of our shares as set out more particularly in our amended and restated memorandum and articles of association. Because it is only a summary, it may not contain all the information that is important to you.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from September 8, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from September 8, 2020 (inception) through December 31, 2020 including the services rendered in connection with our initial public offering, totaled $88,065.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from September 8, 2020 (inception) through December 31, 2020 financial statements and are not reported under “Audit Fees.” For the period from September 8, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from September 8, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the period from September 8, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render any of these other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2021, by and among the Registrant, King Pubco, Inc., King Corp Merger Sub, Inc., King LLC Merger Sub, LLC and Maple Holdings Inc.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(3)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(3)

10.3	Private Placement Units Purchase Agreement between the Registrant and the Sponsor.(3)

10.4	Administrative Services Agreement between the Registrant and the Sponsor.(3)

10.5	Form of Letter Agreement among the Registrant, the Sponsor and each director and executive officer of the Registrant.(3)

10.6	Form of Investor Rights Agreement.(1)

10.7	Form of Subscription Agreement.(1)

10.8	Transaction Support Agreement, dated as of March 12, 2021, by and among Cerberus Telecom Acquisition Corp., Maple Holdings Inc., King Pubco, Inc. and Cerberus Telecom Acquisition Holdings, LLC.(1)

10.9	KORE Holders Support Agreement, dated as of March 12, 2021, by and among Cerberus Telecom Acquisition Corp., Maple Holdings Inc. and certain stockholders of Maple Holdings Inc.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 19, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

CERBERUS TELECOM ACQUISITION CORP.

/s/ Timothy M. Donahue
Name:	Timothy Donahue
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Frank Bruno Frank Bruno	Chairman	March 30, 2021

/s/ Timothy Donahue Timothy Donahue	Chief Executive Officer (Principal Executive Officer)	March 30, 2021

/s/ Dr. Shaygan Kheradpir Dr. Shaygan Kheradpir	Chief Technology Officer, Director	March 30, 2021

/s/ Jeffrey L. Lomasky Jeffrey L. Lomasky	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021

/s/ Dr. Hossein Moiin Dr. Hossein Moiin	Director	March 30, 2021

/s/ Robert C. Davenport Robert C. Davenport	Director	March 30, 2021

/s/ Timothy Kasbe Timothy Kasbe	Director	March 30, 2021

CERBERUS TELECOM ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cerberus Telecom Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cerberus Telecom Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

CERBERUS TELECOM ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,936,020
Prepaid expenses	725,671

Total current assets	2,661,691
Investments held in Trust Account	259,173,294

Total Assets	$261,834,985

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$67,232
Due to related party	167,405
Accrued expenses	724,099

Total current liabilities	958,736
Deferred underwriting commissions	9,070,915

Total liabilities	10,029,651

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 24,680,533 shares subject to possible redemption at $10.00 per share	246,805,330
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,054,705 shares issued and outstanding (excluding 24,680,533 shares subject to possible redemption)	206
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,479,225 shares issued and outstanding	648
Additional paid — in capital	5,667,824
Accumulated deficit	(668,674)

Total shareholders’ equity	5,000,004

Total Liabilities and Shareholders’ Equity	$261,834,985

CERBERUS TELECOM ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from September 8, 2020 (inception) through December 31, 2020

General and administrative expenses	$514,538
General and administrative expenses — related party	158,430

Loss from operations	(672,968)
Net gain from investments held in Trust Account	4,294

Net loss	$(668,674)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	26,386,269

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,355,484

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.11)

The accompanying notes are an integral part of these financial statements.

CERBERUS TELECOM ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from September 8, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance — September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of units in initial public offering, gross	25,916,900	2,592	—	—	259,166,408	—	259,169,000
Offering costs	—	—	—	—	(14,903,372)	—	(14,903,372)
Sale of private placement warrants to Sponsor in private placement	818,338	82	—	—	8,183,298	—	8,183,380
Forfeiture of Class B ordinary shares	—	—	(708,275)	(71)	71	—	—
Ordinary shares subject to possible redemption	(24,680,533)	(2,468)	—	—	(246,802,862)	—	(246,805,330)
Net loss	—	—	—	—	—	(668,674)	(668,674)

Balance — December 31, 2020	2,054,705	$206	6,479,225	$648	$5,667,824	$(668,674)	$5,000,004

The accompanying notes are an integral part of these financial statements.

CERBERUS TELECOM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from September 8, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(668,674)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for Class B ordinary shares	25,000
Net gain from investments held in Trust Account	(4,294)
Changes in operating assets and liabilities:
Prepaid expenses	(725,671)
Accounts payable	45,087
Due to related party	167,405
Accrued expenses	319,099

Net cash used in operating activities	(842,048)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(259,169,000)

Net cash used in investing activities	(259,169,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(127,686)
Proceeds received from initial public offering, gross	259,169,000
Proceeds received from private placement	8,183,380
Offering costs paid	(5,277,626)

Net cash provided by financing activities	261,947,068

Net change in cash	1,936,020
Cash — beginning of the period	—

Cash — ending of the period	$1,936,020

Supplemental disclosure of non — cash investing and financing activities:
Offering costs included in accounts payable	$22,145
Offering costs included in accrued expenses	$405,000
Offering costs included in note payable	$127,686
Deferred underwriting commissions	$9,070,915
Initial value of Class A ordinary shares subject to possible redemption	$238,575,390
Change in value of Class A ordinary shares subject to possible redemption	$8,229,940

The accompanying notes are an integral part of these financial statements.

CERBERUS TELECOM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Organization and General

Cerberus Telecom Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 8, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

At December 31, 2020, the Company had not yet commenced operations. All activity for the period from September 8, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 5). On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million (the “Over-Allotment“), and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 800,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million (Note 4). If the over-allotment option is exercised, the Sponsor will purchase an additional amount of up to 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. On November 10, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 18,338 Private Placement Units to Cerberus Telcom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $183,380 (See Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placement, $259.2 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were subsequently invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been classified as temporary equity upon the completion of the Proposed Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Proposed Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each member of its management team have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. Subsequent to the consummation of the Proposed Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Sponsor and each member of our management team have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Proposed Public Offering, without the prior consent of the Company.)

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022 (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

The Sponsor, executive officers and directors have agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Proposed Public Offering (the “Combination Period”) or (b) with respect to any other provision relating rights of holders of Class A ordinary shares, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within 24 months from the closing of our Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The Sponsor and each member of its management team have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

As more fully described in Note 7, on March 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, King Pubco, Inc. (“Pubco”), a Delaware corporation and newly formed wholly owned subsidiary of Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”), an affiliate of the Company, King Corp Merger Sub, Inc. (“Corp Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of the Sponsor, King LLC Merger Sub, LLC (“LLC Merger Sub”), a Delaware limited liability company and direct, wholly owned subsidiary of Pubco, and Maple Holdings Inc. (“KORE”), a Delaware corporation.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.9 million in its operating bank accounts and working capital of approximately $1.7 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $128,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on October 26, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000, and any cash held in Trust Account. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The Company’s investments held in the Trust Account as of December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values, primarily due to their short-term nature. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,173,294 of cash equivalents held in the Trust Account as of December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 24,680,533 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 8,911,745 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 for the period from September 8, 2020 (inception), through December 31, 2020 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $669,000 for the period from September 8, 2020 (inception), through December 31, 2020, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On September 10, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 16, 2020, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration. On October 21, 2020, the Sponsor effected a surrender of an additional 1,437,500 Founder Shares to the Company, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All share and per share amounts have been retroactively restated for the share surrenders. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares, excluding the Private Placement Shares (as defined below), after the Initial Public Offering. On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units, and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 Founder Shares were forfeited resulting in 6,479,225 Founder Shares issued and outstanding.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million. If the over-allotment option was exercised, the Sponsor would have purchased an additional amount of up to 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants (as defined below) and Class A ordinary shares issuable upon exercise of such warrants) will not be transferable or salable until 30 days after the completion of the initial Business Combination. On November 10, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 18,338 Private Placement Units the Sponsor, generating gross proceeds of $183,380.

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

Related Party Loans

On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the completion of the Initial Public Offering. Prior to the Initial Public Offering, the Company borrowed approximately $128,000 under the Note. On October 26, 2020, the Note was fully repaid.

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

Administrative Services Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor or an affiliate of its Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $20,000 in these fees for the period from the effective date of the Initial Public Offering through December 31, 2020, which is included in general and administrative fees — related party on the accompanying statement of operations. As of December 31, 2020, the full amount is included in due to related party on the accompanying balance sheet.

Consulting and Advisory Services Agreements

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay Cerberus Operations and Advisory Company, LLC (“COAC”) and Cerberus Technology Solutions, LLC (“CTS”) certain fees and direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that COAC or CTS provide advisory services to the Company prior to the completion of a Business Combination. For the period from the effective date of the Initial Public Offering through December 31, 2020, the Company incurred approximately $138,000 of these services, which is included in general and administrative fees — related party on the accompanying statement of operations. As of December 31, 2020, the full amount is included in due to related party on the accompanying balance sheet.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in part for 916,900 Units on November 10, 2020 and the remaining amount expired unexercised.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 26,735,238 Class A ordinary shares issued and outstanding, including 24,680,533 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 10, 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor. On October 16, 2020, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration. On October 21, 2020, the Sponsor effected a surrender of an additional 1,437,500 Class B ordinary shares, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All shares and associated amounts have been retroactively restated to reflect the surrenders of shares. Of the 7,187,500 shares outstanding, up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares). On November 10, 2020, the underwriters partially exercised the over-allotment option and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 shares were forfeited. As of December 31, 2020, there were 6,479,225 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Proposed Public Offering (excluding the Private Placement Shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans and the Private Placement Shares. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the

Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company (except as described below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrant.

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

If the Company is unable to complete the initial Business Combination within the combination period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7. SUBSEQUENT EVENTS

On March 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, King Pubco, Inc. (“Pubco”), a Delaware corporation and wholly owned subsidiary of Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”), an affiliate of the Company, King Corp Merger Sub, Inc. (“Corp Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of the Sponsor, King LLC Merger Sub, LLC (“LLC Merger Sub”), a Delaware limited liability company and direct, wholly owned subsidiary of Pubco, and Maple Holdings Inc. (“KORE”), a Delaware corporation.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which, among other things, (i) on the day immediately prior to the Closing Date (as defined in the Merger Agreement), the Company will merge with and into LLC Merger Sub, a subsidiary of Pubco (the “Pubco Merger”), with LLC Merger Sub being the surviving entity of the Pubco Merger and Pubco as parent of the surviving entity, (ii) on the Closing Date and immediately prior to the First Merger (as defined below), Sponsor will contribute 100% of its equity interests in Corp Merger Sub to Pubco (the “Corp Merger Sub Contribution”), as a result of which Corp Merger Sub will become a wholly owned subsidiary of Pubco, (iii) following the Corp Merger Sub Contribution, Corp Merger Sub will merge with and into KORE (the “First Merger”), with KORE being the surviving corporation of the First Merger; and (iv) immediately following the First Merger and as part of the same overall transaction as the First Merger, KORE will merge with and into LLC Merger Sub (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”), with LLC Merger Sub being the surviving entity of the Second Merger and Pubco being the sole member of LLC Merger Sub.

Consummation of the transactions contemplated by the Merger Agreement are subject to customary conditions of the respective parties, including the receipt of the required approval by the shareholders of the Company and the satisfaction or waiver of certain other conditions stated in the 8-K filed on March 12, 2020.

On March 12, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,500,000 shares of Pubco Common Stock for an aggregate purchase price equal to $225,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

The Subscription Agreements for the PIPE Investors provide for certain registration rights. In particular, the Company is required to, as soon as practicable but no later than 15 calendar days following the Closing, submit to or file with the SEC a registration statement registering the resale of such shares. Additionally, the Company is required to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof. Upon the reasonable request of a PIPE Investor, the Company must use commercially reasonable efforts to keep the registration statement continuously effective with respect to such PIPE Investor until the earliest of: (a) the date such PIPE Investor no longer holds any registrable shares, (b) the date all registrable shares held by such PIPE Investor may be sold without restriction under Rule 144 and (c) two years from the date of effectiveness of the registration statement.

The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) three business days after the termination of the Merger Agreement in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, or (iii) the failure to close by December 12, 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.