Form 10-K/A
period 2020-12-31
Cerberus Telecom Acquisition Corp.
filed 2021-05-13
CIK 1824577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Cerberus Telecom Acquisition Company, for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 26, 2020 and, subsequently, on November 10, 2020, our outstanding public and private placement warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, we have concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 along with its audited balance sheet as of October 26, 2020 and unaudited pro forma balance sheet as of October 26, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 and ASC 480 to the warrant agreements. We reassessed our accounting for the Warrants in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period. Additionally, offering costs attributable to the Warrants, based on the Warrants’ fair value as a percentage of proceeds, are no longer included as an offset to equity but expensed as incurred.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

This form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

•	Item 1A. Risk Factors

•	Item 7. Management’s discussion and analysis of financial condition and results of operations.

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures

i

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this amendment.

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32., and 32.2)

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

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

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the company and KORE, (ii) by either the company or KORE (a) if the Transactions are not consummated on or before September 12, 2021, (b) if a governmental entity shall have issued an order or taken any other action that is final and nonappealable and permanently enjoins or prohibits the Pubco Merger or the Mergers, (c) in the event of certain uncured breaches by the other party, (iii) by the company or KORE if, at the special meeting for the company’s shareholders, the Transactions and related matters fail to be approved by requisite holders of the company’s outstanding shares, (iv) by the company, if KORE does not deliver certain stockholder approvals required under the Merger Agreement within 48 hours after the company registration statement on Form S-4 relating to the business combination is declared effective by the U.S. Securities and Exchange Commission, or (v) by the company, if KORE’s PCAOB-compliant audited financial statements for 2019 and 2020 (x) have not been delivered to the company within 15 business days following the date of the Merger Agreement, (y) are not accompanied by an unqualified opinion from KORE’s auditor and/or (z) with respect to KORE and its subsidiaries taken as a whole, differ in any material and adverse respect from the unaudited 2019 and 2020 financial statements previously delivered to the company.

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

In addition, certain of our officers, directors and Advisors presently have, and any of them in the future will have additional, fiduciary and contractual duties to other entities, including without limitation, the Cerberus Funds and Accounts and certain companies in which Cerberus or such entities have invested. As a result, if any of our officers, directors or Advisors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Cerberus Funds and Accounts), then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If the Cerberus Funds and Accounts or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In particular, our management will present any prospective business combination targets to Cerberus’ private equity investment committee to determine if such investment is appropriate and/or available for an investment by the Cerberus Funds and Accounts, including KORE. If it is determined that such investment is appropriate for the Cerberus Funds and Accounts, such opportunity will be pursued by such Cerberus Funds and Accounts in accordance with current policies and procedures and generally not the company. However, we do not expect these duties to materially affect our ability to complete our initial business combination. In particular, affiliates of our sponsor currently sponsor another blank check company, CTAC II, and Mr. Bruno is the Chairman of CTAC II, Mr. Donahue is the Chief Executive Officer of CTAC II, Dr. Kheradpir is the Chief Technology Officer of CTAC II, Mr. Lomasky is the Chief Financial Officer of CTAC II, Mr. Robinson is the Co-Chief Investment Officer of CTAC II, Mr. Palmer is the Co-Chief Investment Officer of CTAC II and Dr. Moiin, Mr. Kasbe and Mr. Davenport will be appointed to CTAC II’s Board of Directors upon the consummation of its proposed initial public offering. In the event the transaction with KORE is not consummated, to the extent we are continuing to search for a target business in the ICT industry at the same time as CTAC II, it will present a conflict of interest in that management may be inclined to present opportunities to us first given we have less remaining time to consummate a business combination than the company. We believe there are sufficient possible target companies in the ICT industry that this should not prevent or hinder us from finding a suitable target in the ICT industry at the same time as CTAC II.

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

Financial Position

As of December 31, 2020, we had $259,173,293 held in the trust account, excluding payment of $9,070,915 of deferred underwriting fees payable upon consummation of our initial business combination. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Item 1A.	Risk Factors (Restated)

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020 and the underwriters’ partial exercise of the over-allotment option in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the October 2020 initial public offering and the underwriters’ partial exercise of the over-allotment option in November 2020, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our warrants are expected to be accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We expect to account for our Warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s discussion and analysis of financial condition and results of operations (Restated)

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2 — Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of approximately $4,893,995 which consisted of general and administrative expenses of approximately $673,000, of which approximately $158,000 was general and administrative expenses with a related party, and other expense of approximately $4,225,000, which was attributable to the change in the fair value of the warrants and offering costs allocated to the warrant liability partly offset by a net gain from investments held in the trust account.

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

Critical Accounting Policies and Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its Public and Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815-40. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued have subsequently been re-measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions.

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

Item 8.	Financial Statements and Supplementary Data Restated

Reference is made to Pages F-1 through F-24 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures Restated

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020 due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of derivative liabilities. Considering this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of errors or fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to further enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Timothy M. Donahue, our Chief Executive Officer and a director on our board of directors, served as the Chief Executive Officer of Nextel Communications Inc., a nationwide wireless telecommunications company, from 1999 until 2005, when Nextel was merged with Sprint Corporation to form Sprint Nextel Corporation. Thereafter, and until 2006, Mr. Donahue was the Executive Chairman of Sprint Nextel and the Chairman of the Sprint Nextel Corporation. From 1996 until his appointment as Chief Executive Officer, Mr. Donahue served as the President and Chief Operating Officer of Nextel. During his tenure at Nextel, Nextel experienced significant improvements in financial performance, including significant growth in revenues and EBITDA. Over that same period, the market capitalization of the company increased from approximately $16 billion to approximately $40 billion. Mr. Donahue started his telecommunications career with McCaw Cellular in 1986 as president of its paging division. Mr. Donahue is currently a member of the board of directors of Ligado Networks (wireless network), and AURA Network Systems (communications), and former member of the board of directors of NVR Inc. (home builder) (NYSE:NVR). Mr. Donahue is a former director of ADT Corporation (home security) (formerly NASDAQ:ADT); Covidien plc (medical devices) (NYSE:COV); Eastman Kodak Company (imaging) (NYSE:KODK); Nextel Partners Inc. (telecommunications); and Tyco International Ltd. (diversified) (formerly NYSE:TYC). Mr. Donahue also served on the board of John Carroll University and is the former chairman of the Cellular Telecommunications & Internet Association (CTIA). Since February 2021, Mr. Donahue has served as Chief Executive Officer of CTAC II. In 2004, Institutional Investor Magazine honored Mr. Donahue as the best chief executive officer in the telecommunications services and wireless sector based on ratings by investors and brokerage firm analysts. Mr. Donahue received his BA in English Literature from John Carroll University.

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

Pursuant to a registration and shareholder rights agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Loans

On September 10, 2020, the sponsor agreed to loan the company an aggregate of up to $300,000 to cover for expenses related to the initial public offering pursuant to a promissory note. This loan was non-interest bearing and was payable upon the completion of the initial public offering. Prior to the initial public offering, the company borrowed approximately $128,000 under the note. On October 26, 2020, the note was fully repaid.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 12, 2021, by and among the Registrant, King Pubco, Inc., King Corp Merger Sub, Inc., King LLC Merger Sub, LLC and Maple Holdings Inc.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(3)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to Cerberus Telecom Acquisition Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(3)

10.3	Private Placement Units Purchase Agreement between the Registrant and the Sponsor.(3)

10.4	Administrative Services Agreement between the Registrant and the Sponsor.(3)

10.5	Form of Letter Agreement among the Registrant, the Sponsor and each director and executive officer of the Registrant.(3)

10.6	Form of Investor Rights Agreement.(1)

10.7	Form of Subscription Agreement.(1)

10.8	Transaction Support Agreement, dated as of March 12, 2021, by and among Cerberus Telecom Acquisition Corp., Maple Holdings Inc., King Pubco, Inc. and Cerberus Telecom Acquisition Holdings, LLC.(1)

10.9	KORE Holders Support Agreement, dated as of March 12, 2021, by and among Cerberus Telecom Acquisition Corp., Maple Holdings Inc. and certain stockholders of Maple Holdings Inc.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 19, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2021

CERBERUS TELECOM ACQUISITION CORP.

/s/ Timothy M. Donahue
Name:	Timothy Donahue
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Frank Bruno Frank Bruno	Chairman	May 12, 2021

/s/ Timothy Donahue Timothy Donahue	Chief Executive Officer (Principal Executive Officer)	May 12, 2021

/s/ Dr. Shaygan Kheradpir Dr. Shaygan Kheradpir	Chief Technology Officer, Director	May 12, 2021

/s/ Jeffrey L. Lomasky Jeffrey L. Lomasky	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2021

/s/ Dr. Hossein Moiin Dr. Hossein Moiin	Director	May 12, 2021

/s/ Robert C. Davenport Robert C. Davenport	Director	May 12, 2021

/s/ Timothy Kasbe Timothy Kasbe	Director	May 12, 2021

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 12, 2021

CERBERUS TELECOM ACQUISITION CORP.

BALANCE SHEET

December 31, 2020 (Restated)

Assets:
Current assets:
Cash	$1,936,020
Prepaid expenses	725,671

Total current assets	2,661,691
Investments held in Trust Account	259,173,294

Total Assets	$261,834,985

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$67,232
Due to related party	167,405
Accrued expenses	724,099

Total current liabilities	958,736
Deferred underwriting commissions	9,070,915
Warrant liability	12,030,850

Total liabilities	22,060,501

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 23,477,448 shares subject to possible redemption at $10.00 per share	234,774,480
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,257,790 shares issued and outstanding (excluding 23,477,448 shares subject to possible redemption)	326
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,479,225 shares issued and outstanding	648
Additional paid — in capital	9,893,025
Accumulated deficit	(4,893,995)

Total shareholders’ equity	5,000,004

Total Liabilities and Shareholders’ Equity	$261,834,985

CERBERUS TELECOM ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from September 8, 2020 (inception) through December 31, 2020 (Restated)

General and administrative expenses	$514,538
General and administrative expenses — related party	158,430

Loss from operations	(672,968)
Other (expense) income:
Change in fair value of warrants	(3,779,050)
Offering costs attributable to warrants	(446,271)
Net gain from investments held in Trust Account	4,294

Net loss	$(4,893,995)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	26,386,269

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,355,484

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.77)

The accompanying notes are an integral part of these financial statements.

CERBERUS TELECOM ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from September 8, 2020 (inception) through December 31, 2020 (Restated)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance — September 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of units in initial public offering, less fair value of public warrants	25,916,900	2,592	—	—	251,166,603	—	251,169,195
Offering costs	—	—	—	—	(14,457,101)	—	(14,457,101)
Sale of private placement units, less fair value of private placement warrants	818,338	82	—	—	7,931,303	—	7,931,385
Forfeiture of Class B ordinary shares	—	—	(708,275)	(71)	71	—	—
Class A ordinary shares subject to possible redemption	(23,477,448)	(2,348)	—	—	(234,772,132)	—	(234,774,480)
Net loss	—	—	—	—	—	(4,893,995)	(4,893,995)

Balance — December 31, 2020	3,257,790	$326	6,479,225	$648	$9,893,025	$(4,893,995)	$5,000,004

The accompanying notes are an integral part of these financial statements.

CERBERUS TELECOM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from September 8, 2020 (inception) through December 31, 2020 (Restated)

Cash Flows from Operating Activities:
Net loss	$(4,893,995)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for Class B ordinary shares	25,000
Change in fair value of warrant liability	3,779,050
Offering costs attributable to warrants	446,271
Net gain from investments held in Trust Account	(4,294)
Changes in operating assets and liabilities:
Prepaid expenses	(725,671)
Accounts payable	45,087
Due to related party	167,405
Accrued expenses	319,099

Net cash used in operating activities	(842,048)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(259,169,000)

Net cash used in investing activities	(259,169,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(127,686)
Proceeds received from initial public offering, gross	259,169,000
Proceeds received from private placement	8,183,380
Offering costs paid	(5,277,626)

Net cash provided by financing activities	261,947,068

Net change in cash	1,936,020
Cash — beginning of the period	—

Cash — ending of the period	$1,936,020

Supplemental disclosure of non — cash investing and financing activities:
Offering costs included in accounts payable	$22,145
Offering costs included in accrued expenses	$405,000
Offering costs included in note payable	$127,686
Initial Fair Value of Warrant Liability	$7,912,000
Deferred underwriting commissions	$9,070,915
Initial value of Class A ordinary shares subject to possible redemption	$230,663,390
Change in value of Class A ordinary shares subject to possible redemption	$4,111,090

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

The Company’s sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 6). On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million (the “Over-Allotment“), and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 800,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million (Note 5). If the over-allotment option is exercised, the Sponsor will purchase an additional amount of up to 75,000 Private Placement Units at a price of $10.00 per Private Placement Unit. On November 10, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 18,338 Private Placement Units to Cerberus Telcom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $183,380 (See Note 5).

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

The Company will provide the holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been classified as temporary equity upon the completion of the Proposed Public Offering in accordance with the ASC Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Proposed Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and each member of its management team have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. Subsequent to the consummation of the Proposed Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Sponsor and each member of our management team have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor and each member of its management team have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the

Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

As more fully described in Note 10, on March 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, King Pubco, Inc. (“Pubco”), a Delaware corporation and newly formed wholly owned subsidiary of Cerberus Telecom Acquisition Holdings, LLC (the “Sponsor”), an affiliate of the Company, King Corp Merger Sub, Inc. (“Corp Merger Sub”), a Delaware corporation and direct, wholly owned subsidiary of the Sponsor, King LLC Merger Sub, LLC (“LLC Merger Sub”), a Delaware limited liability company and direct, wholly owned subsidiary of Pubco, and Maple Holdings Inc. (“KORE”), a Delaware corporation.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.9 million in its operating bank accounts and working capital of approximately $1.7 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $128,000 pursuant to the Note issued to the Sponsor (Note 5). The Company repaid the Note in full on October 26, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement Warrants, the Company’s previously issued financial statements for the period ended December 31, 2020, as well as the audited balance sheet and unaudited pro forma balance sheet as of October 26, 2020 (collectively, the “Affected Periods”), should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require such warrants to be classified as liabilities on a SPAC’s balance sheet as opposed to equity. Since issuance on October 26, 2020 and, subsequently, on November 10, 2020, our outstanding public and private placement warrants (the “Warrants”)

to purchase common stock were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants in light of the SEC Staff’s Statement. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period. Additionally, offering costs attributable to warrants, based on their fair value as a percentage of proceeds, are no longer included as an offset to equity but expensed as incurred.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Impact of the Restatement

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As Filed	Restatement Adjustment	As Restated
Balance Sheet as of October 26, 2020
Warrant liability	—	7,912,000	7,912,000
Ordinary shares subject to possible redemption	238,575,390	(7,912,000)	230,663,390
Class A ordinary shares	194	79	273
Additional paid-in capital	5,049,620	444,588	5,494,208
Accumulated deficit	(50,529)	(444,667)	(495,196)
Pro Forma Balance Sheet as of October 26, 2020 (unaudited)
Warrant Liability	—	9,713,800	9,713,800
Ordinary shares subject to possible redemption	247,423,470	(9,713,800)	237,709,670
Class A ordinary shares	200	97	297
Additional paid-in capital	5,049,620	1,908,173	6,957,793
Accumulated deficit	(50,529)	(1,908,270)	(1,958,799)
Balance Sheet as of December 31, 2020
Warrant Liability	—	12,030,850	12,030,850
Ordinary shares subject to possible redemption	246,805,330	(12,030,850)	234,774,480
Class A ordinary shares	206	120	326
Additional paid-in capital	5,667,824	4,225,201	9,893,025
Accumulated deficit	(668,674)	(4,225,321)	(4,893,995)

	As Filed	Restatement Adjustment	As Restated
Period from September 8, 2020 (inception) to December 31, 2020
Income (Loss) from change in FV of warrants	—	(3,779,050)	(3,779,050)
Offering costs attributable to warrants	—	(446,271)	(446,271)
Net loss	(668,674)	(4,225,321)	(4,893,995)
Basic and diluted net loss per ordinary share, Class B ordinary shares	(0.11)	(0.66)	(0.77)
Cash Flow Statement for the period from September 8, 2020 (inception) to December 31, 2020
Net Loss	(668,674)	(4,225,321)	(4,893,995)
Offering costs attributable to warrants	—	446,271	446,271
Change in fair value of warrant liability	—	3,779,050	3,779,050
Initial classification of warrant liability	—	7,912,000	7,912,000
Initial value of Class A ordinary shares subject to possible redemption	238,575,390	(7,912,000)	230,663,390
Change in value of Class A ordinary shares to possible redemption	8,229,940	(4,118,850)	4,111,090

There is no change to total stockholders’ equity at any reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,173,294 of cash equivalents held in the Trust Account as of December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the Initial Public Offering. These costs are allocated to the Class A Ordinary Shares and the Warrants issued based on their estimated fair value as a percentage of proceeds. Offering costs attributable to Class A Ordinary Shares were charged to additional paid-in capital upon the completion of the Initial Public Offering and offering costs attributable to the Warrants were expensed as incurred.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,477,448 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its Public and Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815-40. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued have subsequently been re-measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions.

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

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 for the period from September 8, 2020 (inception), through December 31, 2020 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $4.9 million for the period from September 8, 2020 (inception), through December 31, 2020, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

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

Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”), and one-third of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant underlying the Private Placement Units is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless. The Private Placement Units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants will be non-redeemable (except as described in Note 7 below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company has 8,638,966 and 272,778 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 26,735,238 Class A ordinary shares issued and outstanding, including 23,477,448 Class A ordinary shares subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASUREMENT

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the date of the underlying transaction, and at each reporting period for certain financial instruments. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

At December 31, 2020, there were 8,638,966 Public Warrants and 272,778 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account — U.S. Treasury Securities	$259,173,294	$259,173,294	$—	$—
Liabilities:
Warrant Liability — Public Warrants	$11,662,600	$11,662,600	$—	$—
Warrant Liability — Private Placement Warrants	$368,250	$—	$368,250	$—

Initial Measurement

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At October 26, 2020 (Initial Public Offering)		At November 10, 2020 (Over-allotment)
Stock price	$	n/a	$	n/a
Strike price		$11.50		$11.50
Term (in years)		5.0		5.0
Volatility		16.5%		18.2%
Risk-free rate		0.41%		0.52%
Dividend yield		0.0%		0.0%
Fair value of warrants		$0.92		$1.09

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CTAC.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $11.6 million and $0.4 million, respectively, based on the closing price of CTAC.WS on that date of $1.35.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of September 8, 2020 (inception)	$—	$—	$—
Initial measurement on October 26, 2020 (IPO)	$7,666,666	$245,334	$7,912,000
Change in valuation inputs or other assumptions(1)	$1,416,667	$45,333	$1,462,000
Initial measurement on November 10, 2020 (Over-allotment)	$333,139	$6,661	$339,800

Fair value as of November 10, 2020(2)	$9,416,472	$297,328	$9,713,800
Change in valuation inputs or other assumptions(1)	$2,246,128	$70,922	$2,317,050

Fair value as of December 31, 2020	$11,662,600	$368,250	$12,030,850

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrants in the Consolidated Statement of Operations.
(2)

Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9.7 million during the period from December 9, 2020 through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

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