Form 10-Q
period 2021-03-31
Cerberus Telecom Acquisition Corp.
filed 2021-05-21
CIK 1824577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 20, 2021, 26,735,238 Class A ordinary shares, par value $0.0001 per share, and 6,479,225 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CERBERUS TELECOM ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

CERBERUS TELECOM ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

	March 31, 2021 (unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$1,735,635	$1,936,020
Prepaid expenses	626,145	725,671

Total current assets	2,361,780	2,661,691
Investments held in Trust Account	259,179,864	259,173,294

Total Assets	$261,541,644	$261,834,985

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	145,607	67,232
Due to related party	602,467	167,405
Accrued expenses	2,646,702	724,099

Total current liabilities	3,392,776	958,736
Deferred underwriting commissions	9,070,915	9,070,915
Warrant liability	9,357,330	12,030,850

Total liabilities	21,823,021	22,060,501

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 23,471,862 and 23,477,448 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	234,718,620	234,774,480
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,263,376 and 3,257,790 shares issued and outstanding (excluding 23,471,862 and 23,477,448 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	327	326
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,479,225 shares issued and outstanding as of March 31, 2021 and December 31, 2020	648	648
Additional paid — in capital	9,948,884	9,893,025
Accumulated deficit	(4,949,856)	(4,893,995)

Total shareholders’ equity	5,000,003	5,000,004

Total Liabilities and Shareholders’ Equity	$261,541,644	$261,834,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$2,300,889
General and administrative expenses – related party	435,062

Loss from operations	(2,735,951)
Other (expense) income:
Change in fair value of warrants	2,673,520
Interest income on investments held in Trust Account	6,570

Net income (loss)	$(55,861)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	26,735,238

Basic and diluted net income per ordinary share, Class A ordinary shares	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,479,225

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares						Total Shareholder’s Equity
	Class A		Class B		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance – January 1, 2021	3,257,790	$326	6,479,225	$648	$9,893,025	$(4,893,995)	$5,000,004
Class A ordinary shares subject to redemption	5,586	1	—	—	55,859	—	(55,860)
Net loss	—	—	—	—	—	(55,861)	(55,861)

Balance - March 31, 2021 (unaudited)	3,263,376	$327	6,479,225	$648	$9,948,884	$(4,949,856)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(55,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(2,673,520)
Interest income on investments held in Trust Account	(6,570)
Changes in operating assets and liabilities:
Prepaid expenses	99,526
Accounts payable	78,375
Due to related party	435,062
Accrued expenses	1,922,603

Net cash used in operating activities	(200,385)

Net change in cash	(200,385)
Cash – beginning of the period	1,936,020

Cash – ending of the period	$1,735,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Proposed Business Combination

Organization and General

Cerberus Telecom Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on September 8, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

At March 31, 2021, the Company had not yet commenced operations. All activity for the period from September 8, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments held in the Trust Account (as defined below).

The Company’s sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.5 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 5). On November 10, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million (the “Over-Allotment”), and incurred additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

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

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.7 million in its operating bank accounts and working capital deficit of approximately $1.0 million.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $128,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on October 26, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the period from January 1, 2021 through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 13, 2021.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000, and any cash held in Trust Account. At March 31, 2021 and December 31, 2020 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The Company’s investments held in the Trust Account as of March 31, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2021, and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values, primarily due to their short-term nature. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,179,864 and $259,173,294 of cash equivalents held in the Trust Account as of March 31, 2021 and December 31, 2020, respectively. The Company had no cash equivalents in its operating account as of March 31, 2021 and December 31, 2020.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 23,471,862 and 23,477,448 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

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

The Company issued 8,333,333 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 266,666 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of warrants issued in connection with our Initial Public Offering has subsequently been measured based on the listed market price of such warrants.

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

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $6,500 for the period from January 1, 2021 through March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $0.2 million for the period from January 1, 2021 through March 31, 2021, less gains attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 10, 2020, the underwriters partially exercised the over- allotment option and purchased an additional 916,900 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $9.2 million, and incurring additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of March 31, 2021, and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor or an affiliate of its Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2021 and for the three month period then ended, the Company incurred and accrued $30,000 in fees. These expenses are included in “general and administrative expenses – related party” on the condensed statement of operations and in due to related party on the condensed balance sheets.

Consulting and Advisory Services Agreements

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay Cerberus Operations and Advisory Company, LLC (“COAC”) and Cerberus Technology Solutions, LLC (“CTS”) certain fees and direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that COAC or CTS provide advisory services to the Company prior to the completion of a Business Combination. As of March 31, 2020 and for the three month period then ended, the Company has incurred and accrued $0.4 million in fees. These expenses are included in “general and administrative expenses – related party” on the condensed statement of operations and in due to related party on the condensed balance sheets.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of any Private Warrants underlying the Private Placement Units that may be issued upon conversion of working capital loans), if any, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed upon consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period, which occurs, (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such Private Placement Warrants, 30 days after the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholder’s Equity

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 10, 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor. On October 16, 2020, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration. On October 21, 2020, the Sponsor effected a surrender of an additional 1,437,500 Class B ordinary shares, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All shares and associated amounts have been retroactively restated to reflect the surrenders of shares. Of the 7,187,500 shares outstanding, up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares). On November 10, 2020, the underwriters partially exercised the over-allotment option and on December 7, 2020, as a result of the remaining over-allotment option expiring unexercised, 708,275 shares were forfeited. As of March 31, 2021 and December 31, 2020, there were 6,479,225 Class B ordinary shares issued and outstanding.

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

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 30, 2021, there were no preference shares issued or outstanding.

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$259,179,864	$259,179,864	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$9,070,914	$9,070,914	$—	$—
Warrant Liability - Private Placement	$286,416	$—	$286,416	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers for the three months ended March 31, 2021.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CTAC.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $0.3 million and $9.1 million, respectively, based on the closing price of CTAC.WS on that date of $1.05.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$11,662,600	$368,250	$12,030,850
Changes in valuation inputs or other assumptions	(2,591,686)	(81,834)	(2,673,520)

Fair value as of March 31, 2021	$9,070,914	$286,416	$9,357,330

Note 8 — Derivative Warrant Liabilities

As of March 31, 2021, and December 31, 2020, the Company had 8,638,966 and 272,778 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CERBERUS TELECOM ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement Warrants, the Company’s previously issued financial statements for the period ended December 31, 2020, as well as the audited balance sheet and unaudited pro forma balance sheet as of October 26, 2020 (collectively, the “Affected Periods”), should no longer be relied upon. As such, the Company has restated its financial statements for the Affected Periods included in this Annual Report.

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

Impact of the Restatement

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein

	As filed	Restatement Adjustment	As Restated
Balance Sheet as of December 31, 2020
Warrant Liability	—	12,030,850	12,030,850
Ordinary shares subject to possible redemption	246,805,330	12,030,850	234,774,480
Class A ordinary shares	206	120	326
Additional paid-in capital	5,667,824	4,225,201	9,893,025
Accumulated deficit	(668,674)	(4,225,321)	(4,893,995)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no other events other than already disclosed that have occurred that would require adjustments to or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Cerberus Telecom Acquisition Corp.,” “our,” “us” or “we” refer to Cerberus Telecom Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 22,500,000 shares of Pubco Common Stock for an aggregate purchase price equal to $225,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing

Liquidity and Capital Resources

As of March 31, 2021, we had $1.7 million in cash and working capital deficit of approximately $1.1 million.

Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

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

Results of Operations

Our entire activity from January 31, 2021 through March 31, 2021 was in preparation for our forthcoming business combination. We will not be generating any operating revenues until the closing and completion of that business combination, at the earliest.

For the period from January 1, 2021 through March 31, 2021, we had net loss of approximately $0.1 million, which consisted primarily of approximately $2.6 million gain in the fair value of warrants, offset by general and administrative expenses of approximately $2.7 million.

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

The company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on cash, cash equivalents and investments held in the trust account, net of amounts available to be withdrawn from the trust account to pay the company’s income taxes, for the period presented, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the income, less gains attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to our misapplication of the accounting for our warrants as components of equity, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 10K/A filed with the SEC on May 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on May 13, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of May, 2021.

CERBERUS TELECOM ACQUISITION CORPORATION

/s/ Timothy M. Donahue
Name:	Timothy M. Donahue
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey L. Lomasky
Name:	Jeffrey L. Lomasky
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)