Form 10-Q
period 2021-06-30
Cerberus Telecom Acquisition Corp.
filed 2021-08-13
CIK 1824577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2021,
26,890,700 Class A ordinary shares, par value $0.0001 per share, and 6,479,225 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CERBERUS TELECOM ACQUISITION CORPORATION
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
CERBERUS TELECOM ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$690,065	$1,936,020
Prepaid expenses	523,795	725,671

Total current assets	1,213,860	2,661,691
Investments held in Trust Account	259,186,362	259,173,294

Total Assets	$260,400,222	$261,834,985

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	157,088	67,232
Due to related party	771,968	167,405
Accrued expenses	4,646,702	724,099

Total current liabilities	5,575,758	958,736
Deferred underwriting commissions	9,070,915	9,070,915
Warrant liability	14,704,375	12,030,850

Total liabilities	29,351,048	22,060,501

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 22,604,917 and 23,477,448 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	226,049,170	234,774,480
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,130,321 and 3,257,790 shares issued and outstanding (excluding 22,604,917 and 23,477,448 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	414	326
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,479,225 shares issued and outstanding as of June 30, 2021 and December 31, 2020	648	648
Additional paid-in capital	18,618,247	9,893,025
Accumulated deficit	(13,619,305)	(4,893,995)

Total S hareholders’ equity	5,000,004	5,000,004

Total Liabilities and Shareholders’ Equity	$260,400,222	$261,834,985

The accompanying notes are an integral part of these condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT
S
 OF OPERATIONS
FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2021

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$3,176,951	$5,477,840
General and administrative expenses – related party	151,951	587,013

Loss from operations	(3,328,902)	(6,064,853)
Other (expense) income:
Change in fair value of warrants	(5,347,045)	(2,673,525)
Interest income from investments held in Trust Account	6,498	13,068

Net income (loss)	$(8,669,449)	$(8,725,310)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	26,735,238	26,735,238
Basic and diluted net income per ordinary share, Class A ordinary shares	$—	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,479,225	6,479,225
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(1.34)	$(1.35)
The accompanying notes are an integral part of these

condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	3,257,790	$326	6,479,225	$648	$9,893,025	$(4,893,995)	$5,000,004
Change in Class A ordinary shares subject to redemption	5,586	1	—	—	55,859	—	55,860
Net loss	—	—	—	—	—	(55,861)	(55,861)

Balance - March 31, 2021 (unaudited)	3,263,376	$327	6,479,225	$648	$9,948,884	$(4,949,856)	$5,000,003

Change in Class A ordinary shares subject to redemption	866,945	87	—	—	8,669,363	—	8,639,450
Net loss	—	—	—	—	—	(8,669,449)	(8,669,449)

Balance – June 30, 2021 (unaudited)	4,130,321	$414	6,479,225	$648	$18,618,247	$(13,619,305)	$5,000,004

The accompanying notes are an integral part of these condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(8,725,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in fair value of warrant liability	2,673,525
Interest income from investments held in Trust Account	(13,068)
Changes in operating assets and liabilities:
Prepaid expenses	201,874
Accounts payable	89,857
Due to related party	604,563
Accrued expenses	3,922,604

Net cash used in operating activities	(1,245,955)

Net change in cash	(1,245,955)
Cash – beginning of the period	1,936,020

Cash – end of the period	$690,065

Supplemental disclosure of non-cash investing and financing activities
Change in value of Class A ordinary shares subject to possible redemption	$(8,725,310)

The accompanying notes are an integral part of these

condensed financial statements.

CERBERUS TELECOM ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
At June 30, 2021, the Company had not yet commenced operations. All activity for the period from September 8, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments held in the Trust Account (as defined below). Comparative results for the three and six months ended June 30, 2020 are not presented as the company was incepted on September 8, 2020.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 800,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $8.0 million (Note 4). On November 10, 2020, simultaneously with the sale of the Over- Allotment Units, the Company consummated a private sale of an additional 18,338 Private Placement Units to Cerberus Telcom Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $183,380 (See Note 4).
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

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.7 million in its operating bank accounts and working capital deficit of approximately $4.4 million primarily due to current liabilities of $5.6 million. The Company’s current liabilities consist of $5.4 million in transaction related expenses to be settled with proceeds of the Business Combination which is expected to close during the third quarter of 2021.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $128,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on October 26, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 13, 2021.
Use of Estimates
The preparation of the interim condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed financial statements and the reported amounts of expenses during the reporting period.
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
Concentration of

Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage of
$250,000, and any cash held in Trust Account. At June 30, 2021 and December 31, 2020 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.
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
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:
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
As of June 30, 2021, and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values, primarily due to their short-term
nature. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,186,362 and $259,173,294 of cash equivalents held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 22,604,917 and 23,477,448 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.
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
Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
at the end of each reporting period.
The Company issued public warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued Private Placement Warrants (see Note 8). All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of public and private warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of the public warrants as of June 30, 2021.

Net Loss Per Ordinary

Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 8,911,745
Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.
The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $6,500 and $13,000 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $8.7 million for each of the three and six months ended June 30, 2021, less gains attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
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
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim condensed financial statements.
Note 3 — Initial Public Offering
On October 26, 2020, the Company consummated its Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 10, 2020, the underwriters partially exercised the over-allotment
 option and purchased an additional 916,900 Units (the “Over- Allotment Units”), generating gross proceeds of approximately $9.2 million, and incurring additional offering costs of approximately $0.5 million in underwriting fees (inclusive of approximately $0.3 million in deferred underwriting fees).
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
The Sponsor and management team agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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
Related Party Loans
On September 10, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the completion of the Initial Public Offering. Prior to the Initial Public Offering, the Company borrowed approximately $128,000 under the Note. On October 26, 2020, the Note was fully repaid and the facility is no longer available.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the

Company’s

officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $
1.5
 million of such Working Capital Loans may be convertible into units, at the price of $
10.00
per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June
30
,
2021
and December
31
,
2020
, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor or an affiliate of its Sponsor a total of up to
 $10,000
per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 in fees for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, the Company accrued
$60,000
and $20,000 in fees. These expenses are included in “general and administrative expenses – related party” on the condensed statement of operations and in due to related party on the condensed balance sheets.
Consulting and Advisory Services Agreements
Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay Cerberus Operations and Advisory Company, LLC (“COAC”) and Cerberus Technology Solutions, LLC (“CTS”) certain fees and direct and allocable compensation costs, as well as reimbursement for any out-of-pocket expenses, to the extent that COAC or CTS provide advisory services to the Company prior to the completion of a Business Combination. As of June 30, 2021 and for the three and six month periods then ended, the Company accrued and incurred $0.1 million and $0.5 million in fees, respectively. These expenses are included in “general and administrative expenses – related party” on the condensed statement of operations and in due to related party on the condensed balance sheets.

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
Risks and Uncertainties
Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholder’s Equity
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 26,735,238 Class A ordinary shares issued and outstanding, respectively, including 22,604,917 and 23,477,448 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 10, 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor. On October 16, 2020, the Sponsor effected a surrender of 2,875,000 Founder Shares to the Company for no consideration. On October 21, 2020, the Sponsor effected a surrender of an additional 1,437,500 Class B ordinary shares, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 7,187,500 shares. All shares and associated amounts have been retroactively restated to reflect the surrenders of shares. Of the 7,187,500 shares outstanding, up to 937,500 shares were subject to forfeiture to the extent that the underwriters’
over-allotment
option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares). On November 10, 2020, the underwriters partially exercised the over-allotment
option and on December 7, 2020, as a result of the remaining over-allotment
option expiring unexercised, 708,275 shares were forfeited. As of June 30, 2021 and December 31, 2020, there were 6,479,225 Class B ordinary shares issued and outstanding.
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
Preference Shares -
The Company is authorized to issue 5,000,000
preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$259,186,362	$259,186,362	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$14,254,292	$14,254,292	$—	$—
Warrant Liability - Private Placement	$450,083	$—	$450,083	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers for the six months ended June 30, 2021.
Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CTAC.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.
As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $0.4 million and $14.3 million, respectively, based on the closing price of CTAC.WS on that date of $1.65.

Note 8 — Derivative Warrant

Liabilities
As of June 30, 2021, and December 31, 2020, the Company had 8,638,966 and 272,778 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
Redemption of warrants for cash when the price per Class
 A ordinary share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants):

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

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued and determined that there have been no other events that have occurred that would require adjustments to or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Cerberus Telecom Acquisition Corp.,” “our,” “us” or “we” refer to Cerberus Telecom Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking
statements that involve risks and uncertainties.
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
Our Sponsor is Cerberus Telecom Acquisition Holdings, LLC, a Delaware limited liability company. Our registration statement for the Initial Public Offering became effective on October 21, 2020. On October 26, 2020, we consummated an Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-
allotments, at $10.00 per Unit. On November 10, 2020, the underwriters partially exercised the over-allotment
option and purchased an additional 916,900 Units (the
“Over-Allotment
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
As of June 30, 2021, the Company had approximately $0.7 million in its operating bank accounts and working capital deficit of approximately $4.4 million primarily due to current liabilities of $5.6 million. The Company’s current liabilities consist of $5.4 million in transaction related expenses to be settled with proceeds of the Business Combination which is expected to close during the third quarter of 2021.
Subsequent to the consummation of the initial public offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.
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
Results of Operations
Our entire activity from January 1, 2021 through June 30, 2021 was in preparation for our forthcoming business combination. We will not be generating any operating revenues until the closing and completion of that business combination, at the earliest.
For the period from April 1, 2021 through June 30, 2021, we had net loss of approximately $8.7 million, which consisted primarily of approximately $5.3 million loss in the fair value of warrants and general and administrative expenses of approximately $3.3 million. For the six months ended June 30, 2021, we had a net loss of $8.7 million, which consisted primarily of approximately $2.7 million loss in the fair value of warrants and general and administrative expenses of approximately $6.0 million.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average
number of ordinary shares outstanding during the period, excluding shares subject to forfeiture. We have not considered the effect of the units sold in the initial public offering and the private placement to purchase an aggregate of 8,911,745 of the company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events.
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
Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to our misapplication of the accounting for our warrants as components of equity, our disclosure controls and procedures were not effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020 and any of the risk described in our 10K/A filed with the SEC on May 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 23, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d - 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this
13th
day of August, 2021.

CERBERUS TELECOM ACQUISITION CORPORATION

/s/ Timothy M. Donahue
Name:	Timothy M. Donahue
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey L. Lomasky
Name:	Jeffrey L. Lomasky
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)